Form 10KSB
period 2006-12-31
Famous Uncle Als Hot Dogs & Grille Inc
filed 2007-04-16
CIK 1349976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

[   ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission file number                 333-132948

Famous Uncle Al’s Hot Dogs & Grille, Inc.

(Name of small business issuer in its charter)

Delaware	20-2791397
------------------------------------------------------------------------	-------------------------------------------
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Mill Plain Rd. Danbury, CT	06811
------------------------------------------------------------------------	-------------------------------------------
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:   (203) 791-0044

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      [X   ]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes    [      ]     No    [   X   ]

Issuer’s revenues for its most recent fiscal year:   $ 270,079

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of March 10, 2007 ($.0) was: $0.00    For purposes of this computation, we consider all directors, and holders of 10% or more of our common stock, to be affiliates.  The number of shares of our common stock held by non-affiliates as of December 31, 2006 was 3,583,876.

Number of shares issued and outstanding of each of the issuer’s classes of common equity as of December 31, 2006 was 10,663,875 shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (Check one):  Yes    [       ]    No    [  X  ]

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like "intend," "anticipate," “will,” “may,” “should,” “could,” “predict,” “potential,” "believe," "estimate," "plan" or "expect," we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual results to differ materially from our current expectations elsewhere in this report. You should understand that forward-looking statements made in this report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

A.  History of the Company

Famous Uncle Al’s Hot Dogs & Grille, Inc. was originally incorporated in the State of Delaware on March 4, 2005.  We were formed for the purpose of receiving future and existing restaurant franchising rights from Famous Uncle Al’s Hot Dogs, Inc., also a Delaware corporation.  Famous Uncle Al’s Hot Dogs, Inc., owned the exclusive worldwide right to franchise quick service restaurants operating under the “Famous Uncle Al’s Hot Dogs” name.  The Famous Uncle Al’s Hot Dogs restaurants serve hot dogs and other style sandwiches that use “secret recipes” and preparation techniques created by Al Stein, the original “Uncle Al”.  We maintain offices at One Plaza West, 100 Mill Plain Road, Danbury, CT 06811, and our phone number is (203) 791-0044.  Our Internet website address is www.famousunclealshotdogs.com.  Our common stock is currently not traded on any board.

The Famous Uncle Al’s restaurant concept has been in operation since 1985 when the original “Uncle Al”, Al Stein, opened the first restaurant in Virginia Beach, VA. That restaurant continues to operate successfully under Al Stein’s management. Seven additional Famous Uncle Al’s Hot Dogs restaurants were opened by independent operators in the Virginia Beach area under various licensing agreements with Al Stein and continue to operate. One store is owned and operated by Mr. Stein’s son and one by a former employee.

The franchise assignor sold several regional franchise territories prior to assigning the franchise to us.  Company came into those agreements under the global type of arrangement provided for under the Settlement Agreement of October 6, 2006, under which company agreed to assume the debts, liabilities and obligations of the company from which we were acquiring the franchise license in exchange for licensing rights.  There are currently 13 franchised restaurants opened. Two additional franchised restaurants are under contract and/or under construction.

A regional franchisee purchases a defined geographic area and is obligated to develop Famous Uncle Al’s Hot Dogs & Grille restaurants in their defined territory. Regional franchisees endeavor to sell the individual franchise opportunity to prospects. The company benefits in the short term by receiving a one-time fee from the regional franchisee and a one-time fee from each individual franchisee that the regional franchisee sells. The company benefits long term from the weekly ongoing royalties collected from each individual franchise. This structure is designed to create a network of regional franchisees that serve as a sales force for the company. Regional franchisees are compensated on a commission basis only. The company believes that this structure will allow the company to develop a dedicated national sales and marketing infrastructure without incurring the financial liability of supporting employed sales persons

Operating franchises are located in:

Daytona, FL; University Central Florida, Orlando FL; Cocoa Beach, FL; Winter Spring, FL; Pittsburg, PA; Virginia Beach, VA; Franklin, VA, Chesapeake,VA;

Las Vegas, NV Melbourne, FL; Naples, FL; Destin, FL; Danbury, CT

B. Employees:

3 full time employees.

C. Research and Development Expenditures

No direct costs have been incurred for research and development in the last 2 years, although management has spent time developing the business model, attending trade shows in the food services industry, and compiling demographic data related to potential franchises.

D. Subsidiaries

The Company has no subsidiaries.

E. Patents and Trademarks

The company markets itself under its Famous Uncle Al’s Hot Dogs trademark.  The company has received trademark and service mark protection of this name and related designs from the United States Patent and Trademark Office and considers these trademarks and service marks to be important to its business.  The company received the right to this trademark by virtue of its application to the U.S. Patent and Trademark Office, and the approved assignment of it to us, dated August 16, 2005.  The continuing right to license under this assignment is considered essential by the Company.

F. Reports to Security Holders

At this time, the Company has not provided annual reports to security holders.  However, shareholders and the general public may view copies of all of our filings with the SEC, by visiting the SEC website (http://www.sec.gov) and performing a search of Famous Uncle Al’s Hot Dogs & Grille, Inc.’s electronic filings.

ITEM 1A.

  RISK FACTORS

1.

There is no prior public market for the company’s stock, and there is no assurance that a trading market will develop.  Even if a trading market is established there is no assurance that a market can be sustained, and it is possible that the value of the company’s stock will be volatile and may decline in the future.

There is no established public trading market or market maker for our securities. There can be no assurance that a market for our common stock will be established or that, if established, a market will be sustained.

We are currently seeking a listing on the Over The Counter Bulletin Board ("OTC").  Our market maker has filed an application (Form 211) with the National Association of Securities Dealers' ("NASD").  The NASD is currently reviewing the market maker's application and if cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain NASD rules and Rule 15c2-11 have been considered by the NASD. Furthermore, the clearance should not construed by any investor as indicating that the NASD has passed upon the accuracy or adequacy of the documents contained in the submission.

The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities.  The OTC Bulletin Board system is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchanges. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks. At this time, there is no assurance that our securities will be able to meet the requirement for a quotation or that the securities will be accepted for listing on the OTC Bulletin Board.

2.

We are subject to penny stock regulations and restrictions, which could affect the market liquidity of our stock.

Until such time, if any, that the company's securities are listed on the NASDAQ SmallCap(R) Market or a registered U.S. securities exchange, they will continue to be subject to Rule 15g-9 under the 1934 Act, which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and institutional accredited investors.  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the company’s common tock and may affect the ability of purchasers in this offering to sell any of the common tock acquired pursuant to this registration in the secondary market. The Commission's regulations define a "penny stock" to be any equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  The penny stock restrictions will not apply to the company's common stock if the common stock is listed on The NASDAQ Small Cap(R) Market and has certain price and volume information provided on a current and continuing basis, or meets certain minimum net tangible assets and other criteria. There can be no assurance that the company's securities will qualify for exemption from these restrictions. If the company's common stock continues to be subject to the rules on penny stocks, the market liquidity for the common stock could be severely adversely affected.

3.

We have never paid a stock dividend and we do not anticipate paying any stock dividends in the foreseeable future.

The company has not declared or paid, and does not anticipate declaring or paying in the foreseeable future, any cash dividends. The company's ability to pay dividends is dependent upon, among other things, future earnings, the operating and financial condition of the company, its capital requirements, general business conditions and other pertinent factors, and is subject to the discretion of the Board of Directors.  Further, no distribution may be made with respect to the company's common stock unless all cumulative dividends with respect to any series of preferred stock having a dividend preference have been paid. Accordingly, there is no assurance that any dividends will ever be paid on the company's common stock.  See "Description of Securities."

4.

Over sixty percent of the company’s shares are currently restricted but could become eligible for future sale, and the effect that such sales will have on the market price of the company’s stock is unpredictable.

All of the presently issued and outstanding shares of common stock are "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act.  Rule 144 governs resales of such restricted securities for the account of any person (other than an issuer), and restricted and unrestricted securities for the account of an "affiliate" of the issuer. Restricted securities generally include any securities acquired directly or indirectly from an issuer of its affiliates which were not issued or sold in connection with a public offering registered under the Securities Act.  An affiliate of the issuer is any person who directly or indirectly controls, is controlled by, or is under common control with, the issuer.  Affiliates of the company may include its directors, executive officers and persons directly or indirectly owning 10% or more of the outstanding common stock.  Under Rule 144 unregistered resales of restricted common stock cannot be made until it has been held for one year from the later of its acquisition from the company or an affiliate of the company.  Thereafter, shares of common stock may be resold without registration subject to Rule 144's volume limitation, aggregation, broker transaction, notice filing requirements, and requirements concerning publicly available information about the company (the "Applicable Requirements").  Resales by the company's affiliates of restricted and unrestricted common stock are subject to the Applicable Requirements. The volume limitations provide that a person (or persons who must aggregate their sales) cannot, within any three-month period, sell more than the greater of (i) one percent of the then outstanding shares, or (ii) the average weekly reported trading volume during the four calendar weeks preceding each such sale. A person who is not deemed an "affiliate" of the company and who has beneficially owned shares for at least one year would be entitled to sell such shares under Rule 144 without regard to the Applicable Requirements.  If a broad public market develops for the company's common stock, the company is unable to predict the effect that sales made under Rule 144 or other sales may have on the then prevailing market price of the common stock.

Risks Associated with the Company

5.

We have a limited history of business operations, and face substantial business and financial risks because we are in our initial stage of development.

The company has limited operating history, having originally commenced operations in October of 2002 under the name “Famous Uncle Al’s Hot Dogs, Inc.”, a Delaware corporation. The company itself was incorporated as National Franchise Directors, Inc., in March of 2005, and, effective October 6, 2005, Famous Uncle Al’s Hot Dogs, Inc., assigned to us all its existing and future franchise rights. The company’s first franchised location has only been in operation since May 2004.  Businesses that are starting up, or in their initial stages of development, present substantial business and financial risks and may suffer significant losses from which they cannot recover. We face all of the challenges of a new business enterprise, including but not limited to, locating suitable office space, engaging the services of qualified support personnel and consultants, establishing budgets and implementing appropriate financial controls and internal operating policies and procedures. We need to attract and retain a number of key employees and other service personnel.

6.

We are expanding our business through sales of franchises in new locations, and this brings with it financial risks related to the management of growth.

The company has regional agreements that could result in the expansion of multiple stores nationwide. Regional agreements grant the right to a “regional franchisee” or “territory director” to develop Famous Uncle Al’s Hot Dogs & Grille franchised restaurants in a defined geographic area.  Areas are defined by county or state, or other geographic criteria.  The regional franchisee or territory director promotes and markets individual franchise sales for the company.  A regional franchisee is obligated to develop a fixed number of restaurants in his territory.  The regional franchisee will receive

$ 10,000 of the $ 17,500 franchise fee for each of the franchises that open in that franchisee’s territory. The regional franchisee or territory director also receives 2% of the volume generated by each individual unit developed in the territory.

As of December 31, 2006, there are 14 active regional franchisees or territorial directors, some of which were obtained subsequent to the assignment of the license.

As of December 31, 2006, our regional franchisee territories are as follows:

1)

Fairfield County, Connecticut

2)

State of Virginia

3)

States of Alabama and Mississippi

4)

State of Georgia, excluding Atlanta, Alpharetta, Roswell and the counties De

Kalb, Fulton, Gwinnett, Cherokee and Clayton.

5)

State of Colorado

6)

Lee, Collier, Charlotte and Sarasota counties, Florida

7)

Northern portion of Palm Beach county, Florida

8)

Nevada (Las Vegas area)

9)

Seminole and Orange counties, Florida

10)

Pennsylvania, excluding Philadelphia and surrounding counties.

11)

State of Tennessee

12)

Northern portion of Nevada

13)

Phoenix area of Arizona

14)

Seattle area of Washington

As a result of the increase in operating expenses caused by this expansion, operating results may be adversely affected if sales do not materialize, whether due to increased competition or otherwise.  The can be no assurance that the company will be able to grow in future periods or sustain any rates of revenue growth and profitability.  As a result, the company believes that period to period comparisons of its results of operation are not necessarily meaningful and should not be relied upon as an indication of future performance. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:

●	the hiring, training and retention of qualified marketing personnel; identification and availability of suitable restaurant sites or franchise locations;

●	negotiation of attractive lease terms, including significant tenant buildout allowances;

●	timely development of new restaurants, including the availability of construction materials and labor;

●	management of development, construction and pre-opening costs of new restaurants;

●	securing required governmental approvals and permits;

●	availability of adequate financing resources;

●	competition in our markets; and

●	general economic conditions.

We also face the risk that our existing systems and procedures, restaurant management systems, financial controls, and information systems will be inadequate to support our planned expansion. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and these systems and controls. If we fail to continue to improve our information systems and financial controls or to manage other factors necessary for us to achieve our expansion objectives, our business, financial condition, operating results or cash flows could be materially adversely affected.

7.

We have limited operating capital, and will require additional financing to continue to operate and expand, although we have not made a significant effort to secure any additional sources of financing.  There is no assurance that additional financing can be obtained and, if it can be obtained, it may result in dilution of our stockholders’ interests.

If additional funds are required, the inability of the company to raise such funds will have an adverse effect upon its operations.  To the extent that additional funds are obtained by the sale of equity securities, the stockholders may sustain significant dilution.  If adequate capital is not available, the company will have to reduce or eliminate its planned expansion activities, which could otherwise ultimately provide significant revenue to the company.  Even if such additional financing is available on satisfactory terms, it, nonetheless, could entail significant additional dilution of the equity ownership of the company to existing shareholders and the book value of their outstanding shares.

8.

Our business faces competition by other franchising companies, both in the fast-food industry and in other business sectors.

The fast food restaurant industry is highly competitive and can be significantly affected by many factors, including changes in local, regional or national economic conditions, changes in consumer tastes, consumer concerns about the nutritional quality of quick-service food and increases in the number of, and particular locations of, competing restaurants.  Factors such as inflation, increases in food, labor and energy costs, the availability and cost of suitable sites, fluctuating interest and insurance rates, state and local regulations and licensing requirements and the availability of an adequate number of hourly paid employees can also adversely affect the fast food restaurant industry.  Multi-unit restaurant chains like the company can also be substantially adversely affected by publicity resulting from food quality, illness, injury, or other health concerns.  Major chains, which have substantially greater financial resources and longer operating histories than the company, dominate the fast food restaurant industry.  The company competes primarily on the basis of location, food quality and price.  Changes in pricing or other marketing strategies by these competitors can have an adverse impact on the company's sales, earnings and growth. There can be no assurance that the company will be able to compete effectively against its competitors.  In addition, with respect to the sale of franchises, the company competes with many franchisors of restaurants and other business concepts for qualified and financially capable franchisees.  We also face competition with non-restaurant franchise business opportunities with similar start up costs in all categories.  Some of those opportunities are pack and mail outlets, diet and health centers and domestic cleaning services.

9.

We receive as royalty income a certain percentage of the earnings of the independent franchisees to who we have sold our franchises, and our profitability is related to the success of those third-party franchisees.

We receive as royalty income a certain percentage of the earnings of the independent franchisees to whom we have sold our franchises.  The specific characteristics of an individual franchise have a direct and unpredictable impact on the royalty income we will receive from a particular franchise, which in turn have a direct and unpredictable impact on our earnings.

10.

Costs are greater and profits are lower for new franchise locations, and royalty profits could be lower for new locations.

New franchise locations typically take several months to reach budgeted operating levels due to problems commonly associated with new restaurants, including inability to hire sufficient staff and other factors. There can be no assurance that the franchisees to whom we license will be successful in operating their new restaurants on a profitable basis. We entered several new markets in 2005-2006, in which we have no prior market experience. These new markets and any future new markets are likely to require us to expend significant funds on marketing campaigns. These markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets. Further, since over 90% of our restaurants have been open for less than two years, the earnings achieved to date by such restaurants may not be indicative of future operating results. Accordingly, there can be no assurance that the new restaurants will perform in accordance with management's expectations, or that we will not encounter unanticipated problems or liabilities in connection with the new locations.

11.

Our franchise locations are subject to natural disasters and other problems, and these problems could affect the profitability of our franchise locations, which would affect the profits we receive for franchise royalties.

Due to the coastal locations of many of our restaurants, and the significant concentration of our locations in Florida, many of the franchised stores are particularly susceptible to damage caused by hurricanes or other severe weather conditions. There can be no assurance that if a severe hurricane or other natural disaster should affect the geographical area in which one of our franchised stores operates, we would be able to maintain our current level of profitability.

12.

Franchised stores are dependent upon supply and quality of meat and other Products, and any interruptions in these supplies or quality could affect the profitability of our franchise locations, which would affect the profits we receive for franchise royalties.

The success of our restaurant concept depends upon frequent deliveries of fresh products. Shortages or interruptions in supply can occur and adversely affect the availability, quality and cost of these critical food products. Regional weather conditions may also adversely affect product supply and quality. We have historically utilized three main meat suppliers, but have not experienced significant difficulty in obtaining adequate supplies of fresh products on a timely basis; however, we can make no assurances that in the future inadequate supplies of meat products might not have a materially adverse affect on our franchised operations and profitability.  We do not have long-term supply agreements with any of our suppliers or manufacturers. Although we believe that alternative sources of materials and contract manufacturing services are available, the loss of one or more suppliers or manufacturers could have a material adverse effect on our results of operations until an alternative source is located and has commenced producing our products.

13.

If our third party suppliers or manufacturers fail to timely deliver products of acceptable quality or comply with FDA manufacturing guidelines, or raise prices, our franchised stores could be negatively affected, and as a result, company profits could be affected.

The use of third party suppliers and manufacturers and the resulting loss of direct control over production could result in our failure to receive timely delivery of products of acceptable quality. Any failure by third party suppliers or manufacturers to deliver products, or the delivery of defective products, may adversely affect our ability to deliver products to our customers in a timely manner and of an acceptable quality. If we fail to deliver products of acceptable quality in a timely manner, our customers may seek alternative sources for our products.

Our use of third party suppliers and manufacturers could also reduce our gross profits if the suppliers or manufacturers raise prices and we cannot find alternative, less costly sources or pass price increases on to customers.

We cannot assure that third parties will always act in accordance to these regulations. If the manufacturing facilities used by our third party suppliers or manufacturers did not meet those standards, the production of our products could be delayed until the necessary modifications are made to comply with those standards or alternate suppliers or manufacturers are located. Furthermore, the potential exists for circumstances to arise that would require us to seek out alternate suppliers or manufacturers who operate in compliance with the FDA’s requirements.

14.

Franchised stores are subject to changes in food and other costs, and this could have an unpredictable effect on the company’s profits.

Part of our franchise profitability depends on our ability to anticipate and react to changes in food and supply costs.  We believe we will be able to continue our current arrangement with our master distributor, or another distributor if necessary, however, any increase in distribution prices could cause our food and supply costs to increase. In addition, various factors beyond our control, including adverse weather conditions and governmental regulations, could cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. A failure to do so could adversely affect our operating results and cash flows.

15.

Franchise operations are affected by labor costs and availability, and franchise profits will be reduced when those costs are high or when a qualified labor force cannot be maintained.

Our franchised stores will always be subject to impact by any increased labor costs associated with a tight labor market and mandatory wage increases across the country. The success of our franchised stores depends in part upon their ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers, necessary to operate existing locations and to keep pace with our expansion schedule. Qualified individuals of the requisite caliber and number needed to fill these positions are in short supply in some areas. Although we are not aware of any significant problems in the ability of the franchise stores to recruit or retain employees, any future inability to recruit and retain sufficient individuals can have a material adverse impact on store operations and related royalties generated. Any significant increase in employee turnover rates in existing restaurants or difficulties attracting additional personnel for new locations could have a material adverse effect on our business, financial condition, operating results or cash flows. Additionally, competition for qualified employees could require our stores to pay higher wages to attract sufficient employees, which could result in higher labor costs.

16.

Other costs of franchised operations could increase unpredictably, and this has an unpredictable impact on our profitability.

Our stores’ profitability is also adversely impacted by other cost increases, over which we have limited or no control, such as high utility costs.  Utility costs are projected to be high in the foreseeable future.  There can be no assurance that any measures to anticipate or absorb such unpredictable costs will be successful.

17.

Certain stockholders have the ability to control the company and have other substantial rights, preferences and privileges.

Four individuals, including Paul Esposito, our Chief Executive Officer who owns shares amounting to 18.75% of our total issued and outstanding shares, and Dean Valentino, our President, and owner of shares amounting to 11.25% ownership (the “Principal Stockholders) collectively owned 60.71% of our outstanding common stock. For information on the number of shares of common stock beneficially owned by each Principal Stockholder, see “Selling Security Holders” and “Security Ownership of Certain Beneficial Owners and Management.” There are no pre-emptive rights in connection with our common stock.  Each share of common stock is entitled to one vote on all matters submitted to a vote of stockholders, and directors will be elected by a plurality of the votes cast at meetings at which directors are to be elected. As a result, the Principal Stockholders have the ability to elect all of our directors, control the outcome of all matters requiring stockholder approval and control our management and affairs.

18.

Because we currently have only two directors, who are our two executive officers, control of the company is concentrated in two individuals, who could make and control corporate decisions that may be disadvantageous to or opposed by shareholders.

We have two directors who are also the only two executive officers of the corporation.  Accordingly, they will have a significant influence in determining the outcome of all corporate transactions. They will also have the power to prevent or cause a change in control.  The interests of our directors may differ from the interests of the other stockholders and thus could result in corporate decisions that are disadvantageous to other shareholders.

19.

We Depend  On 3 Key Personnel, The Loss Of Whom Could Impair The Security Of The Company’s Day-To-Day Operations And Cause A Loss To The Company Or Its Investors.

The company is dependent upon Paul Esposito, Chief Executive Officer, Dean Valentino, President, Secretary and Treasurer, as well as Richard Michael, a franchise consultant, with respect to its operations.  The company has not entered into employment or consulting agreements with Messrs. Esposito, Valentino, or Michael, and has not obtained key men life insurance on their lives.  The company did not compensate any of its officers in 2005, and has compensated only Paul Esposito $ 43,000 during the year 2006. Richard Michael has been compensated according to a commission schedule. The company's future success also depends on its ability to attract and retain other qualified personnel, for which competition is intense.  The loss of certain key employees or the company's inability to attract and retain other qualified employees could have a material adverse effect on the company's results of operations.

20.

Since Our Franchise Licensing Rights Are Subject To A License Agreement, The Termination Of Or Failure To Renew Such License Agreement In The Future Can Cause Our Business Operations To Cease

Our entire business is based upon our right to franchise the Uncle Al’s Hot Dog restaurants, based on the assignment to us of a Franchise Licensing Rights Agreement dated November 12, 2002, as amended September 7, 2005.  That license agreement granted us a 75-year license to franchise the Famous Uncle Al’s Hot Dogs recipes and restaurant concept created by Alan Stein, the “original” Famous Uncle Al.  There are certain terms and conditions that must be met in order to keep that license in place. The license agreement imposes certain license agreement  payments on us. Termination of the license could occur if the company failed to remedy any default by it under the agreement within thirty days after such a default. The termination of the license agreement in the future could cause us to discontinue use of the name “Famous Uncle Al’s Hot Dogs”.

ITEM 2.

DESCRIPTION OF PROPERTY

The company currently leases two offices. The main office is located at 100 Mill Plain Road, Danbury, CT 06811. The Danbury, CT, office is 900 sq feet, and is located in a modern office complex. The Company pays $1725 per month for the Danbury office.

The Company also rents a 100 square foot office space at 1206 Alaskan Rd, Virginia Beach, Virginia, 23451. The Company pays $525.00 for the month-to-month lease.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not currently a party to any legal proceedings as of the date of filing.  .

ITEM 4.

SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted during the fiscal years covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established public trading market for our securities. We are not listed on any board or pink sheets.  There can be no assurance that a market for our common stock will be established or that, if established, a market will be sustained.

We are currently seeking a listing on the Over the Counter (“OTC”) Bulletin Board. Our market maker has filed an application (Form 211) with the National Association of

Securities Dealers' ("NASD").  The NASD is currently reviewing the market maker's application.

The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities.  The OTC Bulletin Board system is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchanges. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks. At this time, there is no assurance that our securities will be able to meet the requirement for a quotation or that the securities will be accepted for listing on the OTC Bulletin Board.

Holders of Our Common Stock

As of the date of this report, the Company had 99 registered shareholders.

Stock Option Grants and Equity Compensation Plans

To date, the Company has not granted any stock options.  The Company does not have any equity compensation plans.

Dividends

There are no restrictions in the Company’s articles of incorporation or bylaws that prevent it from declaring dividends. The Company has not declared any dividends and it does not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during for the fiscal year ended December 31, 2006.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

“Public Company Costs”

As a public company, we will incur significant legal, accounting and other costs that we have not previously incurred as a private company. The Sarbanes-Oxley Act of 2002 and related rules of the SEC and The NASDAQ Stock Market regulate corporate governance practices of public companies. We expect that compliance with these public company requirements, including ongoing costs to comply with Section 404 of the Sarbanes-Oxley Act, which includes documenting, reviewing and testing our internal controls, will increase our general and administrative costs. These costs will also include the costs of our independent accounting firm to issue an opinion on our assessment and the effectiveness of our internal controls on an annual basis.  We also may incur higher costs for director and officer liability insurance.  Our expected reporting will be $10,000 for an independent audit assessment and $10,000 in legal fees associated with compliance. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.”

Plan of Operations for the next 12 months –

The company intends to accelerate the business development model utilized by the predecessor company. The company’s primary short and long-term purpose is to continue to cause “Famous Uncle Al’s Hot Dogs & Grille” franchised restaurants to be opened.

The company utilizes an industry standard structure of selling, or assigning, defined geographic territories to developers, also known as regional franchisee or territory director. The assigned developers are required to sell a prescribed number of franchise contracts. Developers work in cooperation with the company to attract prospective franchisees through various forms of advertising and marketing methods.

Developers may meet with prospects individually or in formal group presentations. Part of the selling process may include visits to existing units, discussions with existing franchise owners and contact with company management.

The company will accelerate this process by investing in additional advertising, generating new sales and marketing materials, developing new marketing methods and other means. The company intends to continue to recruit additional developers and franchise owners into the foreseeable future.

During the next 12 months the company will implement a plan to enhance the company’s position within the industry and with the public. The company will focus on improving brand recognition, targeting both consumers and the foodservice industry.

Besides continuing its sales efforts through its network of developers the company will also target Franchise and restaurant investor groups. These groups typically purchase and operate multiple unit franchise operations that meet particular criteria. The company will identify and approach those groups for whom Famous Uncle Al’s Hot Dogs & Grille would be a suitable multiple unit investment.

Cash requirements of Company

The company operates on a low fixed overhead. Cash requirements can be satisfied by maintaining the company’s modest growth pattern. Additional funds will be required to implement an aggressive accelerated growth plan.

Our plan of operations, whether for modest or accelerated growth, consists of marketing the sale of franchises and regional franchises. Advertising is used to attract prospects to the individual and regional franchise opportunities. Follow up meetings with individual prospects as well as seminar style meetings for groups of prospects are the methods used to present a comprehensive description of the Famous Uncle Al’s Hot Dogs & Grille opportunity to prospects. Marketing for new restaurant franchised stores is targeted in areas where existing restaurants are operating and a regional franchisee is assigned. Regional franchise prospects are targeted in areas that do not have regional franchisees in place.

Marketing efforts and methods, currently considered modest, will be accelerated to the extent that additional capital will support. Currently our efforts are limited by the number of qualified personnel available to implement the marketing strategy and advertising and marketing budget constraints.

Plans for additional funds

Additional funds will be required to implement accelerated growth plans.  The company has made no significant effort to secure additional sources financing at this time. The company intends to seek funding of up to $ 2,000,000 to support an accelerated marketing effort. Funds will be utilized to hire qualified sales and marketing personnel, increased advertising and to pay for other expenses associated with marketing such as travel, lodging and entertainment. Selling franchises is dependent, in great part, on the ability of the company representative to present the opportunity in a highly professional manner to prospects. The company works closely with regional Franchisees to market individual franchises in each territory.

If efforts to raise significant capital fail to procure any funds then the company will continue with its current “modest” growth pattern indefinitely or until the company successfully raises the desired capital. If the company raises less, or more, than the desired amount then efforts will be scaled to the amount of funds available.

Product development or research planned during next 12 months

The company will continue to refine its in-store operating systems, menu offerings, location strategy and local consumer targeted marketing tactics.  The company will continue to refine its administrative systems including information technology, installing a system wide remote polling and automatic ACH royalty collection system.

Upcoming purchases or sale of plant or equipment

The Company has no plans for any significant plant or equipment purchases.

Expected changes in number of employees

The company expects to employ or contract for additional field support and inside administrative support personnel as needed to support its growth. The company does not expect a significant change in the next 12 months.

Results of Operations

Results of operations for 2006 was a net loss of ($ 1,028,449) compared to a net loss of ($ 104,587) for 2005. The loss includes a one time charge to earnings of $ 515,375 for impairment of goodwill and a one time charge to earnings of $ 39,791 for the entire carrying value of territories held for resale.

Gross revenue was reduced $ 100,000 as the result of a repurchase of a territory through a stock issue. The company recognizes franchise fees as revenue when the store is open. In 2006 the company collected $ 35,000 in franchise fees that have been recognized as deferred revenue.

Revenue for 2006 was $ 270,079 compared to $ 0.00 in 2005. Total costs and expenses in 2006 were $ 1,298,528 (including a one time charge of $ 555,166 for impairment) compared to $ 104,587 in 2005. The company had no significant operations until October , 2005 when it acquired the rights to franchise Famous Uncle Al’s Hot Dog restaurants. In 2005 franchised stores were granted a “royalty holiday”. The “royalty holiday” was discontinued during 2006, resulting in royalty revenue of $ 40,658.

In 2006 the company collected $ 290,000 for regional franchise agreements. The company repurchased two regional Franchise territories that had been assigned from the predecessor company. One territory was repurchased through a stock issue of 100,000 shares valued at $ 100,000 and one territory was repurchased for cash for $ 20,000 resulting in net sales of $ 170,000. In 2006 the company collected $ 60,000 in individual franchise fees, $ 35,000 of which was recognized as deferred revenue.

None of the regional franchisees sold in 2006 have opened any stores in their territory. Four of the regional franchises sold in 2006 have stores under construction.

The Company’s primary sources of revenue are fees collected from the sale of regional territories to developers, fees from the sale of individual franchises and continuing royalties from individual franchised stores.

Geographic territories are sold to developers at a cost of approximately $ 40,000 to $60,000. Developers are authorized to sell individual franchises within the territory. The territories are based on population density, local economic conditions, availability of suitable retail sites, demographics and to some extent the ability of the developer. Each territory contract requires the developer to fulfill an annual quota of sold franchises. Developers receive a portion of the individual franchise fee and a portion of the continuing royalties from each unit. The company has determined that there are at least 80 territories in the US that can be considered for sale to developers.

Franchises are sold on an individual basis to franchisees within the Regional territories. The franchise fee is $ 17,500. The selling developer receives $ 10,000 from each franchise sold. Based on information regarding other US franchise systems the company believes that there is as many as 5000 suitable retail locations in the US.

Financial condition, changes in financial condition, and results of operations for last two fiscal years.

Activities of the company for the last two fiscal years have been primarily start up and development related. The company expended significant resources in the development and refinement of the company’s franchise product, a turn key restaurant franchise based on a proprietary menu and operation system. The company created and refined its menu offerings, store design and theme, food preparation methods and equipment and product sourcing. The company compiled the information into related operations manuals and other informational packages.

A conforming Uniform Franchise Offering Document was completed to comply with Federal Trade Commission requirements as well as some individual State requirements.

Those activities were funded through investments and sales revenue generated by the sale of regional territories and individual franchise sales.

Loans and borrowings

The assignor company, Famous Uncle Al’s Hot Dogs, Inc., utilized funds from private placements and loans to develop the original concept of locally owned hot dog restaurants into a marketable franchise opportunity. This included legal fees associated with complying with relevant franchise laws and regulations, developing a broader menu selection, creating a uniform décor package, designing store layout options to accommodate specified cooking and preparation equipment and furniture arrangements. Funds were utilized to develop sources of specified products including development of proprietary private labeled meat products.  Funds were also utilized for office rents and general overhead.

In the last twelve months the company has received the following loans, as detailed:

The company has received loan proceeds of $ 100,000  from a shareholder. The original date of this loan is 8/14/2006. The original terms of this loan were one balloon payment due 8/14/2007 with simple interest at 7% with the principle and interest of $ 7,000  due simultaneously. The note holder has agreed to extend the due date of this note to 1/14/2008. This will result in additional interest of $ 2617.00 due on 1/14/2008.

The company has not received any other loan proceeds in the past 12 months.

In the past twelve months the company has received a total of $ 15,000 from private placements.

Subscriptions after 12/31/05
Cohen,Steven	5,000	$5,000.00
Overland	10,000	$10,000.00
Total	15,000	$15,000.00

The company has received, from loans and private placements, a total of $ 115,000 in funding. The company depended on these funds for legal fees (SEC and franchise attorney), product enhancements and development, G&A, marketing, advertising and other start up expenses.

The $ 100,000 loan from a shareholder is due as a balloon payment on 1/14/2008 , principle and interest totaling $ 109,617. The company intends to repay this loan from earned income, replacement or refinancing of the loan, or future offerings or a combination of these means.

The company has debt liabilities as part of the settlement agreement with the franchise license assignor. $ 300,000 is due Sept 15, 2007, with simple interest of 8%, to 2 parties. The 2 parties have agreed to extend the due date to Sept 15, 2009. The company intends to repay this loan from earned income, replacement or refinancing of the loan, or future offerings or a combination of these means.

The company has assumed $55,000 in notes payable to 6 individuals in connection with its purchase of the licensing rights. The collective original amount of the notes was $85,000. $ 25,000 has been paid through a stock issuance. The notes are to be paid through proceeds derived from the sale of future franchises in or near the original subject store territory. The company intends to pay in accordance with the terms of the notes or prepay from earned income, replacement or refinancing of the loan, or future offerings or a combination of these means.

The company intends to repay those funds from revenues generated by continued operations.

Past and future financial condition and results

The company believes that the most significant start up and development costs associated with the primary business of the company have been expended. The company will continue to refine all aspects of its operations but does not require any further significant investment in developing the basic aspects of the company’s primary offerings, franchise or retail.

With the start up and development stages completed, management has now turned its full attention to aggressively marketing its franchise offerings.

Key variables and qualitative/quantitative factors necessary to understand/evaluate business

The business requires a multi tiered administrative and sales structure to support an exponential growth pattern. The company utilizes regional developers to extend the company’s sales and field administration capacity. Developers are independent contractors that are responsible for the sale of franchised restaurants in their territory and for continuing monitoring and enforcement of the company’s requirements for restaurant operations. The company believes that this structure provides the most cost effective means to provide field management and a national sales force.

The company’s ability to attract suitable regional developers and the ability of the individual developer are important factors to the growth of the company.

The company’s long-term success is dependent on the royalty stream generated by individual franchised units. Royalty fees are 7% of each unit’s volume, collected weekly. Out of that stream the developer is paid 2% of the volume on units within that territory, netting the company a 5% royalty stream. This net revenue is unencumbered by any further commissions or direct expenses. The royalty is based on the gross retail sales generated by each franchised unit and is not discounted or adjusted. The actual profitability of the franchised unit, revenue less expense, is not a direct factor in determining the revenue to, or profitability of, the company.

The company will focus on increasing the royalty stream by adding additional franchised units to the system and increasing same store sales. Although individual profitability of each unit does not directly impact the company’s revenues or profits it is imperative that the company assure the profitability of the individual units. Units closed because of lack of unit profitability for the franchisee will result in reduced revenue for the Company. Reduced sales volume in a unit will result in reduced royalty revenue to the company. Vital to attracting franchisees is the reasonable expectation of profitability to be derived from a franchised restaurant. Franchisees will purchase a franchise only if they believe it has a good chance of profitability. Those profit expectations can most accurately be extrapolated from information derived from existing units. Negative profitability reports from existing units can dramatically impact the ability of the company to continue to attract franchisees.

The company is dependent on the sale, and continuing operation of, individual franchised restaurants. The company will continue to streamline restaurant operations, adjust menu offerings, source products, and arrange product discounts for the benefit of the individual units.

Local, regional and national consumer targeted advertising programs will be implemented to impact restaurant retail sales.

Known trends or factors reasonably likely to have a material impact on short or long term liquidity

The company does not foresee any known trends or uncertainties within the foodservice industry that might have a material impact on the business or liquidity. The company does not anticipate any event that would require the company to strain its resources. The company’s fixed overhead and expenses are limited. Variable expenses are directly related to the level and intensity of the company’s sales and marketing efforts. These expenditures are controllable and generally produce a short-term return at least equal to the expenditure.

Liquidity and Capital Resources

The company is dependent on continuing sales of Regional and individual Franchises and continuing royalties for liquidity.  At Dec. 31, 2006, the company had working capital deficiency of approximately $ 532,000.  The company has arranged for the extension of 3 notes, totaling $ 400,000 thereby reducing the working capital deficiency to $ 132,000. Cash flows used by operating activities in 2006 was ($177,982).

The company has received loan proceeds of $ 100,000  from a shareholder. The original date of this loan is 8/14/2006. The original terms of this loan were one balloon payment due 8/14/2007 with simple interest at 7% with the principle and interest of $ 7,000  due simultaneously. The note holder has agreed to extend the due date of this note to 1/14/2008. This will result in additional interest of $ 2617.00 due on 1/14/2008.

The company has debt liabilities as part of the settlement agreement with the franchise license assignor. $ 300,000 is due Sept 15, 2007, with simple interest of 8%, to 2 parties. The 2 parties have agreed to extend the due date to Sept 15, 2009. The company intends to repay this loan from earned income, replacement or refinancing of the loan, or future offerings or a combination of these means

The company's operations have been financed to date through sales of its common stock through private placements, loans, sales of franchise territory agreements and royalties from franchisee sales.  The company requires significant additional capital for the expansion of its franchising operations.  The company believes that revenue generated from existing stores and $ 408,000 from anticipated Regional and individual franchise sales and additional royalty revenue will be required to fund its operations until at least December, 31, 2007.  Cash flows used by operating activities in 2006 was ($177,982). Franchising revenue in 2006 was $ 270,079 including ongoing royalty revenue of $ 40,658. A significant number of the franchised stores from which royalty revenue was generated were opened for less than the full year. Some stores were granted a temporary ‘royalty holiday”. Based on existing stores continued operations the company currently generates ongoing royalty revenue at an annual rate of $ 70,000.  If regional and individual franchise sales and additional royalty revenue of at least $ 408,000 do not materialize then the company will require additional funding to continue operations.

In 2006 the company collected $ 290,000 for regional franchise agreements. The company repurchased two regional Franchise territories that had been assigned from the predecessor company. One territory was repurchased through a stock issue of 100,000 shares valued at $ 100,000 and one territory was repurchased for cash for $ 20,000 resulting in net sales of $ 170,000. In 2006 the company collected $ 60,000 in individual franchise fees, $ 35,000 of which was recognized as deferred revenue.

Material commitments for capital expenditures and source of such funds

The company does not anticipate any significant capital expenditure.

Known trends or factors reasonably expected to have material impact on net sales or revenue or income from continuing operations

The prevailing trend in the quick serve foodservice industry is towards the limited service casual dining experience. This trend is in line with the company’s Famous Uncle Al’s Hot Dogs & Grille concept. The company’s restaurants offer limited table service with quick service at moderate prices. Knowledge of this industry trend is more likely to impact investment decisions by franchise investment groups and franchise financing companies than that of individual franchisees. Although an important beneficial trend for the company, management does not expect any specific quantifiable impact.

The company’s business is not subject to any particular events other than general economic conditions. Being a moderately priced dining establishment the company believes that even a severe economic downturn would not significantly impact retail sales in existing locations. A severe economic downturn could affect the ability to attract new franchisees.

The company’s core retail product is hot dogs. An interruption in the supply of hot dogs would have a major material impact on retail operations. A dramatic price increase for the product would also impact retail sales and/or the profitability of individual franchises.

The company uses private label Famous Uncle Al’s hot dogs packed exclusively for the company. A disruption in supply from the packer would be temporarily disruptive, however equivalent quality product can be obtained from other sources.

The company’s hot dog product contains beef and pork. A general interruption in the supply of either of those commodities would be detrimental.

Significant elements of income or loss not arising from continuing operations

In previous years significant expenditures were for development and start up costs. Going forward the company does not anticipate any significant element of income or loss not related to continuing operations.

Causes for any material changes from period to period in one or more line items of financial statements

Material changes in line items would be most substantially increases in income from Regional franchise and franchise fees. Expense items would most likely be advertising costs.

Seasonal aspects of business having a material effect on financial condition or results of operation

Individual restaurants are subject to local seasonal effects. However the company expects that operating units will be in various areas of the US and that their individual operating fluctuations will be balanced and have limited impact on the company’s seasonal revenue.

Material commitments of Regional Franchise operators

There are several regional franchise operators.  Each regional franchise operator is committed by contract to sell a minimum number of individual franchises within a designated geographic area. Each regional franchise operator is responsible for advertising and promotional activities within their assigned territory to attract franchise prospects. Each regional franchise operator is responsible for supervising the opening process for each unit, assisting the franchisee with site selection, lease negotiations, contractor and build out coordination, equipment installation and local marketing. Regional franchise operators are trained to comply with FTC and state franchising regulations.

See Risk Factors included at Item 1 above.

ITEM 7.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Famous Uncle Al's Hot Dogs & Grille, Inc.
Balance Sheet
December 31,
2006

Assets

Current Assets
Cash	$20,245
Accounts receivable	18,100
Prepaid expenses	0
Total current assets	38,345

Equipment, net	7,348

Other:
Security deposits	5,200
Total Assets	$50,893

Liabilities and Stockholders' Deficiency

Current Liabilities:
Trade accounts payable	$15,193
Accrued expenses	155,776
Current portion of related party debt	300,000
Current portion of long term debt	100,000
Total current liabilities	570,969

Long-term debt:
Related party	100,000
Other	83,510

Stockholders' Deficiency:
Common stock-70,000,000 authorized $0.001 par value
10,663,875 issued & outstanding	10,664
Additional paid-in capital	418,786
Deficit Accumulated During Development Stage	(1,133,036)
Total Stockholders' Deficiency	(703,586)

Total Liabilities & Stockholders' Deficiency	$50,893
See Summary of Significant Accounting Policies and Notes to Financial Statements

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Operations

	Year Ended December 31,	March 4, 2005 (inception) to December 31,
	2006	2005
Initial franchise fees-unit agreements	$ 25,000	$ 0
Initial franchise fees-developer agreements	170,000	0
Ongoing weekly continuation fees	40,658	0
Other	34,422	0
Franchising revenue	270,079	$0

Costs & Expenses:
Franchise sales	430,950	0
General & administrative	251,580	94,474
Impairment of long-lived assets	555,166	0
Interest	60,832	10,113
Total Costs & Expenses	1,298,528	104,587

Income before income taxes	(1,028,449)	(104,587)

Income taxes	0	0
Net Loss	($1,028,449)	($104,587)
Net Loss Per Share, basic	($0.10)	($0.06)
Weighted average shares, basic	10,607,977	1,668,403

See Summary of Significant Accounting Policies and Notes to Financial Statements

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Cash Flows
	Year Ended December 31, 2006	March 4, 2005 (inception) to December 31, 2005

Cash flows from operating activities:
Net Loss	($1,028,449)	($104,587)
Adjustments required to reconcile net income
to cash used in operating activities:
Depreciation expense	2,000	0
Amortization of debt discount	27,420	0
Impairment	555,166	0
Stock issued for territory repurchase	100,000	0
Stock issued for services	,125	0
(Increase) decrease in accounts receivable	(18,100)	0
(Increase) decrease in prepaid expenses	23,000	(23,000)
Increase (decrease) in accounts payable & accrued expenses	160,855	10,113
Cash flows used by operating activities:	(177,982)	(117,474)

Cash flows from investing activities:
Purchase of equipment	(9,348)	0
Security deposits	0	(5,200)
Cash used in investing activities	(9,348)	(5,200)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,200	128,750
Payments made on notes payable	(10,000)	(3,701)
Loans from related parties	0	100,000
Proceeds of other debt borrowings	100,000	0
Cash generated by financing activities	105,200	225,049

Change in cash	(82,130)	102,375
Cash-beginning of period	102,375	0
Cash-end of period	$20,245	$102,375
See Summary of Significant Accounting Policies and Notes to Financial Statements

Significant non-cash transactions:

In 2006 we issued 25,000 shares of common stock to prepay $25,000 of interest that was to be accreted using the effective interest method.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Stockholders' Equity

	Common			Deficit
	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated During Development Stage
Balance at March 4, 2005 (Inception)	0	$0	$0	$0
Shares issued to founders	8,750,000	8,750	0
Settlement agreement & development rights	1,498,250	1,498	148,327
Shares issued for cash	170,000	170	119,830
Net Loss				(104,587)
Balance at December 31, 2005	10,418,250	$10,418	$268,157	($104,587)
Shares issued to settle accrued liabilities	105,500	106	10,445
Shares issued for cash	15,000	15	15,185
Shares issued for buy-out of territory	100,000	100	99,900
Shares issued as loan fee and services	25,125	25	25,100
Net Loss				(1,028,449)
Balance at December 31, 2006	10,663,875	$10,664	$418,786	($1,133,036)
See Summary of Significant Accounting Policies and Notes to Financial Statements

Famous Uncle Al’s Hot Dogs & Grille, Inc.

Summary of Significant Accounting Policies

December 31, 2006

Background: We were incorporated as National Franchise Directors, Inc., under the laws of the State of Delaware on March 4, 2005 and on October 25, 2005 changed our name to Famous Uncle Al’s Hot Dogs & Grille, Inc. (Uncle Al). We were formed for the purpose of obtaining all existing and future restaurant franchising rights from Famous Uncle Al’s Hot Dogs, Inc. We acquired those rights on October 6, 2005.  Famous Uncle Al’s Hot Dogs, Inc., owned the exclusive worldwide right to franchise fast casual service restaurants operating under the “Famous Uncle Al’s Hot Dogs” name. Our restaurants serve hot dogs, bratwurst, sausage and other heated sandwiches that use secret recipes and preparation techniques created by Al Stein, the original “Uncle Al”.

As of December 31, 2006, we had thirteen franchised stores.,

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Financial Instruments: Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and long and short-term borrowings. The fair value of these instruments approximates their recorded value. The Company does not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of December 31, 2006.

Financial instruments that potentially subject us to concentrations of market/credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place cash and cash equivalents with high credit quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

A concentration of credit risk may exist with respect to trade receivables. We perform ongoing credit evaluations of franchisees and generally do not require collateral. We review trade accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. In reviewing the adequacy of the valuation allowances for accounts and notes receivable, we consider factors such as historical collection experience, the estimated value of personal guarantees and real property collateral, the debtor’s sales and operating trends, including potential for improvement in operations, and general and local economic conditions that may affect the debtor’s ability to pay. We include any balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s best estimate, we believe the allowance for doubtful accounts is adequate as presented. Historically, the Company has not experienced significant losses related to receivables from individual franchisees or groups of franchisees in any particular geographic area.

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight line balance method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. We depreciate our office equipment and computers over 3 years. Depreciation expense was $2,000 for 2006.

Valuation of Long-Lived Assets: We review the recoverability of long-lived assets, including equipment and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The Company’s primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

We amortize the costs of other intangibles (excluding goodwill) over their contractual life or estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values.  Intangible assets with indefinite lives, such as goodwill, are tested for impairment, at least annually, and written down to fair value as required.

Revenue Recognition: The Company accounts for revenue under the guidance provided by SFAS 45 “Accounting for Franchise Fee Revenue (as amended)” and EITF 00-21 “Revenue Arrangements With Multiple Deliverables”

Individual Franchise Sales: Franchise fee revenue from an individual franchise sale ordinarily is recognized, with an appropriate provision for estimated uncollectible amounts, when all material services or conditions relating to the sale have been substantially performed or satisfied. Substantial performance means that:

•

The Company has no remaining obligation or intent—by agreement, trade practice, or law—to refund any cash received or forgive any unpaid notes or receivables;

•

substantially all of the initial services required by the franchise agreement have been performed; and

•

no other material conditions or obligations related to the determination of substantial performance exist. The Company may be obligated to perform initial services outside the scope of the franchise agreement in situations where a practice of voluntarily rendering such initial services exists or is likely to exist because of business or regulatory circumstances. Substantial performance is not assumed until either the initial services have been substantially performed or reasonable assurance exists that the services will not be performed. The commencement of operations by the franchisee is presumed to be the earliest point at which substantial performance has occurred.

Franchise fees collected but not yet earned are included in unearned income.

Repossessed Franchises: From time to time the Company may recover franchise rights through repossession if a franchisee decides not to open an outlet. If, for any reason, the Company refunds the consideration received, the original sale is canceled, and revenue previously recognized is accounted for as a reduction in revenue in the period the franchise is repossessed. If franchise rights are repossessed but no refund is made (a) the transaction is not regarded as a sale cancellation, (b) no adjustment is made to any previously recognized revenue, (c) any estimated uncollectible amounts resulting from unpaid receivables is provided for, and (d) any consideration retained for which revenue was not previously recognized is reported as revenue.

Royalties: Continuing franchise fees (royalties) are reported as revenue as the fees are earned and become receivable from the franchisee. Royalties are paid to the Company based on individual franchise agreements and are calculated as a percentage of franchisees’ restaurant sales, as defined in the franchise agreement, and are recognized as earned in the period of the related sales Costs relating to continuing franchise fees are expensed as incurred.

 Collective Marketing Funds: The Company treats the collection and disbursement of collective marketing funds as contractual obligation resulting in an agency relationship under which such designated funds are required to be segregated and used for a specified purpose. Any amounts collected from the franchisees and so designated are recorded as a liability against which the specified costs are charged.

Advertising Costs: Franchisees may be required to pay a percentage of monthly sales to the Famous Uncle Al’s Advertising Fund (the “Fund”) for collective advertising and marketing programs. We have not required any funds be paid into nor have any expenses been incurred on behalf of the advertising fund through December 31, 2006 The

Company incurs franchise development related advertising costs and expenses those costs as incurred. Advertising expense was $58,355 and $ 2,500 for the years ended December 31, 2006 and 2005 respectively.

Risk and Uncertainties: The primary uncertainty which the Company faces is its ability to locate knowledgeable franchisees that also have the financial resources to successfully operate the stores. In addition, the Company needs to be able to identify appropriate locations for our newly franchised stores. We believe that we have taken the steps necessary to minimize these risks.

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123(R), Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment” (“SFAS 123(R)”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.

Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Common Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company’s Common Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Under EITF Issue No. 00-19 contracts are initially classified as equity or as either assets or liabilities, in the following situations:

Equity

Contracts that require physical settlement or net-share settlement; and

Contracts that give the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), assuming that all the criteria for equity classification have been met.

Assets or Liabilities

Contracts that require  net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the company); and

Contracts that give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

All contracts are initially measured at fair value and subsequently accounted for based on the current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and additional investment rights, initially be recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. The recorded value of the liability for such derivatives can fluctuate significantly based on fluctuations in the market value of the underlying common stock of the issuer of the derivative instruments, as well as in the volatility of the stock price during the term used for observation and the remaining term.

Warrant Derivative Liabilities:  We account for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.

Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations and financial condition and are not yet in a position to determine such effects.

 In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. The adoption of this statement did not have an impact on our financial position or results of operations.

 In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements

Famous Uncle Al’s Hot Dogs & Grille, Inc.

Notes to Financial Statements

December 31, 2006

1. Franchise Agreements

Under the terms of the franchise agreement, which is for a term of 10 years and contains a renewal option, the franchisees are obligated for the payment of the following fees:

➢

Franchise Fees - In accordance with the terms of the franchise agreement, the Company receives an initial franchise fee of $17,500 to $60,000.

➢

Weekly Continuation Fees (Royalties) - The Company is entitled to receive a weekly continuation Fees of 7% of gross sales from the franchisees' operations of the restaurants.

➢

Advertising Fund - The franchise agreements require the franchisees to contribute to an advertising fund based upon 1%of gross sales. The funds are to be maintained in a separate   bank account, and its use is restricted solely for advertising, marketing and public relations programs and materials to develop the goodwill and public image.

Through the terms of the "Franchise Agreement" the Company authorizes individuals and/or companies to form or establish and operate concept restaurants at approved locations. Under the agreement, Famous Al’s obligated to provide certain services both for the opening of, and the ongoing support of, each restaurant. Those services generally include:

➢

review and approval of restaurant location

➢

review and approval of plans and layout design

➢

identification of sources of supply of food purveyors and other suppliers

➢

provide an operations manual with respect to  guidelines and restaurant management techniques

➢

provide initial and ongoing training in acceptable methods of operations, food preparation techniques, management controls, accounting functions, legal framework of restaurant operations, human resources, promotional programs and public relations

➢

provide ongoing support with respect to maintaining quality products and insuring such products are offered at competitive prices

➢

perform ongoing consistency and quality inspections of restaurants in order to maintain uniform acceptable standards

2. Purchase of Assets:

On October 6, 2005 we purchased the development and franchising rights of Famous Als’ for an aggregate of $555,216. The amount exceeding identifiable assets has been reflected as goodwill and is subject to our valuation policy. Consideration paid is summarized as follows:

2 Promissory notes payable to related parties	$300,000
Assumption of existing debt	55,000
Assumption of territory repurchase obligations	39,791
Common stock to be issued	10,550

Common stock issued	149,825
Total consideration	$555,166

The purchase price was allocated as follows:
Goodwill	515,375
Territory rights held for resale	39,791
Total assets acquired	$555,166

Impairment of goodwill: Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

In assessing the recoverability of our goodwill management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flow, assumed royalty rates and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors to the assessment of recoverability. We have elected to make the first business day of the last month in the fiscal year the annual impairment assessment date for goodwill. Goodwill valuations will be calculated using an income approach based on the present value of future cash flows of each applicable reporting unit. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods.

We could be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if  we experience disruptions to the business such as end market conditions, unexpected significant declines in operating results, divestiture of a significant component of the Company and market capitalization declines. These types of events and the resulting analysis could result in goodwill impairment charges in the future. We have determined the future cash flows did not exceed the carrying value and, therefore, recognized impairment charge of 515,375 at December 31, 2006.

We determined the entire carrying value of territories held for resale was impaired at December 31, 2006 and, correspondingly, took a charge of $39,791 to 2006 earnings.

3. Income Taxes:

The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. A summary of the deferred tax asset presented on the accompanying balance sheet is as follows:

	2006	2005
The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$0	$0
State	0	0
Total currently payable	0	0
Deferred:
Federal	323,447	32,893
State	77,134	7,844

Total deferred	400,581	40,737
Less increase in allowance	(400,581)	(40,737)
Net deferred	0	0
Total income tax provision (benefit)	$0	$0

	2006	2005
Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards	$400,581	$40,737
Less deferred tax allowance	(400,581)	(40,737)
Net Deferred Income Taxes	$0	$0

Utilization of federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

4. Summary of Long Term Debt:

	2006
	Related	Other	Rate
5 notes payable to individuals-repayment schedule (estimated at 24 months) tied to the receipt of initial franchise fees		$57,420	35.00%
2 notes payable to shareholders	300,000		8.00%
Note payable to shareholder	100,000		10.00%
Note payable		100,000	7.00%
Amounts due under territory repurchase agreements		26,090	0.00%

Total	400,000	183,510
Less current portion	(300,000)	(100,000)
Net long term debt	$100,000	$83,510

6. Stockholders' Equity

Description of Securities

Common Stock: Our certificate of incorporation authorizes the issuance of 70,000,000 shares of $ 0.001 par value common stock. In general, the holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors.

As summary of 2006 issuances is as follows:

	Shares	Value	Valuation method:
Shares issued as refund of developer fees	100,000	$ 100,000	Based on recent share sale activity $1.00/share
2005 Settlement agreement & development rights	105,500	10,550	management 2005 estimate of value of closely held stock
Shares issued for cash	15,000	15,200	paid in cash at subscription amount
Shares issued to settle obligations	25,125	25,125	Based on recent share sale activity $1.00/share

As summary of 2005 issuances is as follows:

	Shares	Value	Valuation method:
Shares issued to founders	8,750,000	$ 8,750	paid in cash at par value
Settlement agreement & development rights	1,498,250	149,825	management estimate of value of closely held stock
Shares issued for cash	170,000	120,000	paid in cash at subscription amount

7. Management’s Plan

At April 13 2007, we had working capital deficiency of approximately $400,000.  We have recognized limited revenue to date. Our operations have been financed to date through sales of our common stock through private placements, loans, sales of franchise territory agreements and royalties from franchisee sales.  We require significant additional capital for the expansion of our franchising operations.  We believe additional funding will be required to fund our operations until at least December 31, 2007.  However, no assurance can be given that any funds which may be required will be available,  if at all, on acceptable terms. If additional funds are required, our inability to raise such funds will have an adverse effect upon our operations. If adequate capital is not available, we will have to reduce or eliminate our planned expansion activities, which could otherwise ultimately provide significant revenue.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant

Board of Directors and Shareholders
Famous Uncle Al’s Hot Dogs & Grille, Inc.

I have audited the accompanying balance sheet of Famous Uncle Al’s Hot Dogs & Grille, Inc.as of December 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the year then ended and  from March 4, 2005 (inception) to December 31, 2005. The financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.
      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Famous Uncle Al’s Hot Dogs & Grille, Inc.  as of December 31, 2006 and the results of its operations, its cash flows and changes in stockholders’ equity for the year ended December 31, 2006 and the  period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 of the financial statements, the Company has incurred a $1,028,000  loss from operations and consumed $178,000 of cash due to its operating activities.  The Company may not have adequate readily available resources to fund operations through December 31, 2007. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Also discussed in the notes and effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

April 14, 2007

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
Orlando, Florida

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Company has had no disagreements with accountants..

Item 8A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our President and Chief Executive Officer (our acting principle accounting and finance officer).  Based upon that evaluation disclosure controls and procedures are deemed adequate as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and financial officer as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.

OTHER INFORMATION

Subsequent Events:

Three notes due in 2006 have been extended.

 The company has received loan proceeds of $ 100,000  from a shareholder. The original date of this loan is 8/14/2006. The original terms of this loan were one balloon payment due 8/14/2007 with simple interest at 7% with the principle and interest of $ 7,000  due simultaneously. The note holder has agreed to extend the due date of this note to 1/14/2008. This will result in additional interest of $ 2617.00 due on 1/14/2008.

The company has debt liabilities as part of the settlement agreement with the franchise license assignor. $ 300,000 is due Sept 15, 2007, with simple interest of 8%, to 2 parties. The 2 parties have agreed to extend the due date to Sept 15, 2009. The company intends to repay this loan from earned income, replacement or refinancing of the loan, or future offerings or a combination of these means.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)

Identifying Directors and Executive Officers

The following is information regarding our sole executive officer and our two directors and their ages as of October 16, 2006:

Director:

Name of Director:	Age

Dean Valentino	49

Executive Officer:

Name of Officer:	Age	Office

Paul Esposito	52	Chief Executive Officer

Dean Valentino	49	President, Treasurer and Secretary

Set forth below is a brief description of the background and business experience of our sole executive officer and our directors.

Dean Valentino:  Mr. Valentino has a B.S. Degree in Business and Marketing from Fairfield University.  He has worked in the field of marketing for over twenty years, much of which experience was in the retail food business.  Mr. Valentino has owned and operated a 200 seat restaurant for a two-year period, and he has also owned several franchises, including Taco Bell Express, Sylvan Learning Center, and Pak Mail.  Mr. Valentino  also owns two Exxon franchises, which he has owned since 1991 and 1994, respectively.  These Exxon franchises include car wash, service bay, and full-service deli, and combined annual sales exceed nine million dollars annually. Mr. Valentino has his Connecticut real estate license and broker’s license.

Paul Esposito:  Mr. Esposito has 17 years of experience as Vice President of Caiati-Drexel Heritage Furnishings, a regional furniture chain for which he had the position from 1978 to 1995. Mr. Esposito was also the founding President of Famous Food Group, Inc., which was originally founded as Toppers Brick Oven Pizza, Inc. in 1995.  Mr. Esposito has served as a marketing and administration consultant to a number of public companies in the food, furniture, and manufacturing industry.

Term of Office

Our Directors are appointed to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board or until they resign.

(b)

Significant Employees

We have no significant employees.

(c)

Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

(d)

Certain Legal Proceedings

No director or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

(e)

Compliance with Section 16(A) of the Exchange Act

No Form 3s were filed upon becoming a director/officer or beneficial owner of more than 10% of the Company’s common stock, respectively, prior to the fiscal year ended.

(f)

Audit Committee Financial Expert

The Company has no separately-designated standing audit committee, therefore it has no audit committee financial expert.  Management believes the cost related to retaining a financial expert at this time is prohibitive.  Further, because of Company’s limited operations, management believes the services of a financial expert are not warranted.

(g)

Identification of Audit Committee

The Company does not have a separately-designated standing audit committee. Instead, the Company’s Directors performs the required functions of an audit committee.  Dean Valentino and Paul Esposito are the only members of the Company’s Board of Directors, and its functional-equivalent of an audit committee.  None of the directors meet the independent requirements for an audit committee member.  The Directors selects the Company’s independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors engaged by the Board. The Company has not adopted an audit committee charter, as the current system is deemed by management to be sufficient to meet the Company’s requirements at this time.

(h)

Disclosure Committee and Charter

The Company has no disclosure committee or disclosure committee charter.

 (i)

Code of Ethics

The Company does not have a formal Code of Ethics.

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our sole executive officer for all services rendered in all capacities to us through and including the date of this report, which is April 16, 2007.

SUMMARY COMPENSATION TABLE

Annual Compensation

Director Compensation; Employment Agreements

We presently do not pay our directors and officers any salary or consulting fee.  We do not have a written employment agreement with any officer or director.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 16, 2006, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) named executive officers and (iv) officers and directors as a group. At this time, only four shareholders fall within these categories. The shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and Address of	Number of Shares of	Percentage of
Title of Class	Beneficial Owner	Common Stock	Common Stock (1)

Common Stock	Dean Valentino	1,200,000	11.25%
	Director, President,
	Secretary and Treasurer

	Paul Esposito	2,000,000	18.75%
	Chief Executive Officer Richard Michael	2,075,000	19.45%
	John Heskett	1,200,000	11.25%

Common Stock	All Officers and Directors	3,200,000	30%
	as a Group

(1)     The percent of class is based on 10,663,875 shares of common stock issued and outstanding as of December 31, 2006.

The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

1.

Any of our directors or officers;

2.

Any person proposed as a nominee for election as a director;

3.

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

4.

Any of our promoters;

5.

Any relative or spouse of any of the foregoing persons who has the same house as such person.

Dean Valentino, President and Director loaned the company $ 100,000. The note is due in 2010 with interest.

Dean Valentino, President and Director is the Regional Franchisee for Fairfield County, CT.

Richard Michael holds a note for $ 150,000 due in 2009 with interest as a result of a settlement agreement with the predecessor company.

Paul Esposito, CEO and Director holds a note for $ 150,000 with interest due in 2009 as a result of a settlement agreement with the predecessor company

ITEM 13.

EXHIBITS

(a) Financial Statements: included in Item 7 above.

(b) Exhibits

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Company’s audit of annual financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2005:

$     4500

-

Michael Cronin

2006

:

$     9000

-

Michael Cronin

(2) Includes Audit-Related Fees

(3) Tax Fees - None

(4) All Other Fees - None

(5) The Company’s Board of Directors, acting as audit committee, pre-approves all accounting-relating activities, including both audit and non-audit services, prior to the performance of any services by an accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time permanent employees was 0.

* * * * *

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Famous Uncle Al’s Hot Dogs & Grille, Inc.

By: /s/ Dean Valentino	President	Dated: April 16, 2007
Dean Valentino	Director, Secretary and Treasurer

By: /s/ Paul Esposito	Chief Executive Officer	Dated: April 16, 2007
Paul Esposito

INDEX TO EXHIBITS

EXHIBIT

DESCRIPTION

STATUS

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith