Form 10QSB
period 2007-03-31
Famous Uncle Als Hot Dogs & Grille Inc
filed 2007-05-21
CIK 1349976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

1

Securities registered pursuant to Section 12(g) of the Exchange Act:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [X]  No [    ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [ ]  No [X ]

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [  X  ]  No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 21, 2007, the registrant had 10,663,875 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

================================================================================

2

ITEM 1.

FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Famous Uncle Al’s Hot Dogs & Grille, Inc.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Balance Sheet
	(unaudited) March 31	December 31,
	2007	2006

Assets

Current Assets
Cash	$963	$20,245
Accounts receivable	600	18,100
Prepaid expenses	0	0
Total current assets	1,563	38,345

Equipment, net	6,848	7,348

Other:
Security deposits	5,200	5,200
Total Assets	$13,611	$50,893

Liabilities and Stockholders' Deficiency

Current Liabilities:
Trade accounts payable	$39,761	$15,193
Accrued expenses	170,136	155,776
Current portion of related party debt	0	300,000
Current portion of long term debt	100,000	100,000
Total current liabilities	309,897	570,969

Long-term debt:
Related party	400,000	100,000
Other	90,864	83,510

Stockholders' Deficiency:
Common stock-70,000,000 authorized $0.001 par value
10,663,875 issued & outstanding	10,664	10,664
Additional paid in capital	418,786	418,786
Deficit Accumulated During Development Stage	(1,216,600)	(1,133,036)
Total Stockholders' Deficiency	(787,150)	(703,586)

Total Liabilities & Stockholders' Deficiency	$13,611	$50,893
See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Operations
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Initial franchise fees-unit agreements	$0	$17,500
Initial franchise fees-developer agreements	0	80,000
Ongoing weekly continuation fees	13,200	2,404
Other	502	26,724
Franchising revenue	13,702	126,628

Costs & Expenses:
Franchise sales	29,263	137,775
General & administrative	50,539	87,376
Impairment of long-lived assets	0
Other	0	0
Interest	17,464	13,700
Total Costs & Expenses	97,266	238,851

Income before income taxes	(83,564)	(112,223)

Income taxes	0	0
Net Loss	($83,564)	($112,223)
Net Loss Per Share, basic	Nil	($0.01)
Weighted average shares, basic	10,663,875	10,523,750

See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Cash Flows
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

Cash flows from operating activities:

Net Loss	($83,564)	($112,223)
Adjustments required to reconcile net income
to cash used in operating activities:
Depreciation expense	500	500
Amortization of debt discount	7,354	5,200
(Increase) decrease in accounts receivable	17,500	(20,000)
(Increase) decrease in prepaid expenses	0	23,000
Increase (decrease) in accounts payable & accrued expenses	38,928	25,227
Cash flows used by operating activities:	(19,282)	(78,296)

Cash flows from investing activities:
Purchase of equipment	0	0
Security deposits	0	(3,200)
Cash used in investing activities	0	(3,200)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	15,200
Payments made on notes payable	0	(10,000)
Cash generated by financing activities	0	5,200

Change in cash	(19,282)	(76,296)
Cash-beginning of period	20,245	102,374
Cash-end of period	$963	$26,078
See notes to unaudited interim financial statements.

FAMOUS UNCLE AL’S HOT DOGS & GRILLE, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2006 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2007 and 2006. All such adjustments are of a normal recurring nature. Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements

2.	Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

3.	New Accounting Standards

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

We adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the three months ended March 31, 2007 and 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

 In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We are currently evaluating the effect that the adoption of SAB 108 will have on our results of operations and financial

 In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

4.	Management’s Plan

At March 31 2007, we had working capital deficiency of approximately $20,000.  We have recognized inconsistent revenue to date. Our operations have been financed to date through sales of our common stock through private placements, loans, sales of franchise territory agreements and royalties from franchisee sales.  We require significant additional capital for the expansion of our franchising operations.  We believe additional funding will be required to fund our operations until at least December 31, 2007.  However,  no assurance can be given that additional funds will not be required prior to the expiration of such period or that any funds which may be required will be available,  if at all, on acceptable terms. If additional funds are required, our inability to raise such funds will have an adverse effect upon our operations. If adequate capital is not available, we will have to reduce or eliminate our planned expansion activities, which could otherwise ultimately provide significant revenue.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like "intend," "anticipate," “will,” “may,” “should,” “could,” “predict,” “potential,” "believe," "estimate," "plan" or "expect," we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual results to differ materially from our current expectations elsewhere in this report. You should understand that forward-looking statements made in this report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise

Description of Business.

A.  History of the Company

Famous Uncle Al’s Hot Dogs & Grille, Inc. was originally incorporated in the State of Delaware on March 4, 2005.  We were formed for the purpose of receiving future and existing restaurant franchising rights from Famous Uncle Al’s Hot Dogs, Inc., also a Delaware corporation.  Famous Uncle Al’s Hot Dogs, Inc., owned the exclusive worldwide right to franchise quick service restaurants operating under the “Famous Uncle Al’s Hot Dogs” name.  The Famous Uncle Al’s Hot Dogs restaurants serve hot dogs and other style sandwiches that use “secret recipes” and preparation techniques created by Al Stein, the original “Uncle Al”.  We maintain offices at One Plaza West, 100 Mill Plain Road, Danbury, CT 06811, and our phone number is (866) 910-3107.or 203-791-0044  Our Internet website address is www.famousunclealshotdogs.com.  Our common stock is currently traded on the OTC Bulletin board.

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

B Current status of business

The primary business of the company is selling Famous Uncle Al’s Franchised restaurants. The company also sells regional franchises, also known as territorials. Regional franchises are responsible for the development of franchised restaurants in designated geographic territories. The company derives revenue from three primary sources. 1) One time fees for individual franchised stores. 2) One time fees for regional franchise territories. 3) Continuing royalties from operating franchised stores (ongoing weekly continuation fees).

In the first quarter of 2007 the company recognized royalty revenue of $ 13,000 and no revenue from franchise or regional franchise sales. In the first quarter of 2006 the company recognized revenue of $ 17,500 from franchise sales, $ 80,000 from regional franchise sales and $ 2,400 from royalties. Total revenue for the 1st quarter of 2007 was $ 13,702 compared to $ 126,628 for the same quarter in 2006 resulting in a decrease in revenue of $ 112,926. The company realized a net loss of $ 83,654 in the 1st quarter of 2007 compared to a net loss of $ 112,223 for the first quarter of 2006. The decrease in loss was due to decreased expenses. Expenses for the first quarter of 2007 were $ 97,266 compared to $ 238,851 for the first quarter of 2006.

There are currently 10 franchised restaurants opened and operating. In the first quarter of 2007. Three franchised restaurants left the Famous Uncle Al’s franchise system. No Famous Uncle Al’s restaurants were opened in the first quarter of 2007. This results in a net decrease of three operating restaurants.

Five additional franchised restaurants are under contract. One restaurant is nearing completion and is scheduled to open during June , 2007. One restaurant is commencing construction and is tentatively scheduled to open in July, 2007. Three restaurants have committed to retail locations but have not yet scheduled construction.

C. Management plans

Management believes that the company will require additional funding to accelerate growth. The company has been limited in its ability to attract regional franchisees and franchisees. Management believes that increased name recognition by consumers, franchisee prospects and regional franchisee prospects will be required to compete on a national level. A sophisticated marketing program will be required to increase name recognition and to attract regional franchisees and franchisees. The company will seek additional funding under terms acceptable to the company. Additional funds will be used primarily for marketing.  In lieu of additional funding management expects a modest growth pattern.

Management believes that the existing business and operating franchised restaurants is a suitable platform for expansion and to attract funding. The fundamentals of the franchise system, menu offerings, store décor, operating procedures are completed. Although the company continues to adjust procedures, menu items and other aspects of the franchise opportunity there is no significant expenditure required for development.

D. Capital Resources

The company is experiencing a burn rate of approximately $ 25,000 per month for the first quarter of 2007. The company has not developed sufficient ongoing royalty revenue to support operations. Until the company develops sufficient ongoing revenue from royalties the company will be dependent on franchise and  regional franchise fees to support operations. In lieu of such sales materializing the company is dependent on loans and alternative sources of revenue. In May of 2007 the company received $ 9,958 from a vendor which represented six months of earned rebates (marketing contribution) and $ 20,000 in the form of a short term loan from an officer of the company.

The company plans to initiate a private offering of up to $ 500,000, however there are no firm commitments for participation. The company has initiated discussions with prospective institutional and financial services companies regarding funding, however there are no commitments from any parties regarding funding.

The company has negotiated a $ 100,000 convertible note with an officer of the company, the proceeds of which are expected before June 15,2007. The company intends to utilize a portion of these proceeds to initiate a targeted marketing program to attract regional franchisees and franchisees. Although the results of this marketing campaign can not be projected the company believes that modest results may be sufficient to support ongoing operations in the event of a failure to raise additional capital from other sources. Each regional franchisee fee is $ 50,000. Regional franchises are designated geographic territories. Each regional franchisee is responsible for developing individual franchised restaurants in the territory. The company believes there are at least 50 suitable regions available for sale.

The company believes that regional franchise sales and franchise sales are critical to the success of the company. Failure of these sales to materialize will have a detrimental effect on the company.

Failure to either secure additional funding or generate revenue through regional franchise and franchise fees will have a detrimental effect on the company’s ability to support ongoing operations.

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

 University Central Florida, Orlando FL; Cocoa Beach, FL; Winter Spring, FL;  Virginia Beach, VA; Franklin, VA, Chesapeake,VA; Las Vegas, NV Melbourne, FL; Naples, FL;  Danbury, CT

E. Employees:

3 full time employees.

F. Research and Development and Expenditures

No direct costs have been incurred for research and development in the last 2 years. The company believes that the basic restaurant concept has been developed but continues to work to enhance menu selection and products.,. The company does not maintain research and development facilities and utilizes existing franchised restaurants to test menu items and vendors to develop products.

1)

The company currently is experimenting with a breakfast menu in one location. The results have been positive and company may authorize other franchised restaurants to offer breakfast.

2)

 The company has authorized the use of “curb side” delivery in one location.

3)

The company is experimenting with “pre-sliced” deli meats provided by our current meat supplier. Pending positive results the company may market these products under the Famous Uncle Al’s brand.

4)

The company is working with a national bakery to develop bread products (primarily hot dog and hamburger buns) to be delivered par baked to our restaurants and baked on site.

5)

The company is discussing developing a Famous Uncle Al’s brand coffee product with a regional roaster.

G. Subsidiaries

The Company has no subsidiaries.

H. Patents and Trademarks

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

ITEM 3.

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

PART II - OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

The Company is not aware of any legal proceedings to which it is a party.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5

OTHER INFORMATION

On January 29, 2007 our SB-2 became effective. Trading commenced on the OTC Bulletin Board on April 27,2007.

ITEM 6

EXHIBITS

Exhibit 31.1

Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1

Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* * * * *

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Famous Uncle Al’s Hot Dogs & Grille, Inc.

By: /s/ Paul Esposito	Chief Executive Officer, Chief Financial Officer	Dated: May 21, 2007
Paul Esposito

INDEX TO EXHIBITS

EXHIBIT

DESCRIPTION

STATUS

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith