Form 10QSB
period 2007-06-30
Famous Uncle Als Hot Dogs & Grille Inc
filed 2007-08-23
CIK 1349976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes [  X  ]  No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of June 30, 2007, the registrant had 12,153,875 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

================================================================================

ITEM 1.

FINANCIAL STATEMENTS

Famous Uncle Al's Hot Dogs & Grille, Inc.
Balance Sheet
	(unaudited) June 30,	December 31,
	2007	2006

Assets

Current Assets
Cash	$83,520	$20,245
Accounts receivable	600	18,100
Prepaid expenses	0	0
Total current assets	84,120	38,345

Equipment, net	6,348	7,348

Other:
Security deposits	5,200	5,200
Total Assets	$95,667	$50,893

Liabilities and Stockholders' Deficiency

Current Liabilities:
Trade accounts payable	$39,761	$15,193
Accrued expenses	209,078	155,776
Current portion of related party debt	0	300,000
Current portion of long term debt	0	100,000
Total current liabilities	248,839	570,969

Long-term debt:
Related party	0	100,000
Other	98,967	83,510

Stockholders' Deficiency:
Common stock-70,000,000 authorized $0.001 par value
12,153,875 issued & issuable (10,663,875 in 2006)	12,154	10,664
Additional paid in capital	1,062,296	418,786
Accumulated Deficit	(1,326,588)	(1,133,036)
Total Stockholders' Deficiency	(252,138)	(703,586)

Total Liabilities & Stockholders' Deficiency	$95,667	$50,893
See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Operations
Three and Six-Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Initial franchise fees-unit agreements	$0	$57,500	$0	$155,000
Initial franchise fees-developer agreements	0	0	0	0
Ongoing weekly continuation fees	11,000	11,613	24,200	14,017
Other	10,182	829	10,684	27,553
Franchising revenue	21,182	69,942	34,884	196,570

Costs & Expenses:
Franchise sales	37,315	46,650	66,578	184,425
General & administrative	73,560	20,000	124,099	61,786
Interest	20,295	14,229	37,759	27,929
Total Costs & Expenses	131,170	80,879	228,436	274,140

Income before income taxes	(109,989)	(10,937)	(193,553)	(77,570)

Income taxes	0	0	0	0
Net Loss	($109,989)	($10,937)	($193,553)	($77,570)
Net Loss Per Share, basic	($0.01)	Nil	($0.02)	Nil
Weighted average shares, basic	10,745,743	10,655,316	10,705,035	10,551,153

See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Cash Flows
Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006

Cash flows from operating activities:
Net Loss	($193,553)	($77,570)
Adjustments required to reconcile net income
to cash used in operating activities:
Depreciation expense	1,000	0
Amortization of debt discount	15,457	0
Stock issued for services	25,000	0
(Increase) decrease in accounts receivable	17,500	(40,000)
(Increase) decrease in prepaid expenses	0	0
Increase (decrease) in accounts payable & accrued expenses	77,870	31,129
Cash flows used by operating activities:	(56,726)	(86,441)

Cash flows from investing activities:
Purchase of equipment	0	(6,700)
Cash used in investing activities	0	(6,700)

Cash flows from financing activities:
Proceeds from issuance of common stock	100,000	25,750
Payments made on notes payable	0	(10,000)
Loans from related parties	20,000	0
Cash generated by financing activities	120,000	15,750

Change in cash	63,274	(77,391)
Cash-beginning of period	20,245	102,374
Cash-end of period	$83,519	$24,983
See notes to unaudited interim financial statements. Supplemental non-cash disclosure:
Value of shares issued to convert related party debt	420,000
Value of shares issued to convert debt	100,000

FAMOUS UNCLE AL’S HOT DOGS & GRILLE, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2007 and 2006. All such adjustments are of a normal recurring nature. Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements

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

We adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option-pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the six months ended June 30, 2007 and 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

At June 30 2007, we had a 160,000 working capital deficiency.  We have recognized inconsistent revenue to date. Our operations have been financed to date through sales of our common stock through private placements, loans, sales of franchise territory agreements and royalties from franchisee sales.  We require significant additional capital for the expansion of our franchising operations.  We believe additional funding will be required to fund our operations until at least December 31, 2007.  However,  no assurance can be given that additional funds will not be required prior to the expiration of such period or that any funds which may be required will be available,  if at all, on acceptable terms. If additional funds are required, our inability to raise such funds will have an adverse effect upon our operations. If adequate capital is not available, we will have to reduce or eliminate our planned expansion activities, which could otherwise ultimately provide significant revenue.

In June of 2007 four noteholders, Paul Esposito,CEO, Dean Valentino, President, Richard Michael, Marketing Director and an unaffiliated shareholder agreed to convert the principal portion of their notes to shares of the common stock of the company. Dean Valentino also agreed to convert a short-term loan. The noteholders, principal amounts and conversion amounts are as follows;

Noteholder

Principal Amount of Note

Conversion shares

Richard Michael

$ 150,000

300,000

Paul Esposito

$ 150,000

300,000

Michael Dimyan

$ 100,000

200,000

Dean Valentino

$ 100,000

200,000

Dean Valentino

$   20,000 (short term loan)

  40,000

Total

$ 520,000

         1,042,000

In June of 2007, our President, Dean Valentino, entered into a subscription agreement to purchase 400,000 shares of restricted common stock @  $ .25 per share for a total of $ 100,000.

In June of 2007, the Company entered into a marketing agreement with Alphatrade.Com for the purpose of promoting franchise sales via their website, contacts  and other marketing channels including scrolling billboard advertisements at the Mets Shea Stadium and sponsored text message contests at The Tampa Bay Devil Ray’s stadium. The total compensation for the agreement is 50,000 shares of restricted stock.

The total shares issued for debt conversion, subscription agreement fulfillment and the Alpha trade.com agreement was 1,490,000, which results in total outstanding shares (issued or issuable) of 12,153,875.

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

Description of Business.

A.  History of the Company

Famous Uncle Al’s Hot Dogs & Grille, Inc. was originally incorporated in the State of Delaware on March 4, 2005.  We were formed for the purpose of receiving future and existing restaurant franchising rights from Famous Uncle Al’s Hot Dogs, Inc., also a Delaware corporation.  Famous Uncle Al’s Hot Dogs, Inc., owned the exclusive worldwide right to franchise quick service restaurants operating under the “Famous Uncle Al’s Hot Dogs” name.  The Famous Uncle Al’s Hot Dogs restaurants serve hot dogs and other style sandwiches that use “secret recipes” and preparation techniques created by Al Stein, the original “Uncle Al”.  We maintain offices at One Plaza West, 100 Mill Plain Road, Danbury, CT 06811, and our phone number is (866) 910-3107 or 203-791-0044  Our Internet website address is www.famousunclealshotdogs.com.  Our common stock is currently traded on the OTC Bulletin board.

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

In the first half of 2007, the company recognized royalty revenue of $ 24,200 compared to $ 14,017 in the first half of 2006. In the first half of 2007, the company recognized no revenue from franchise or regional franchise sales compared to $ 155,000 in the first half of 2006.  Total revenue for the first half  of 2007 was $ 34,884 compared to $ 196,570 for the same half in 2006 resulting in a decrease in revenue of $ 161,686. The company realized a net loss of $ 193,533 in the first half  of 2007 compared to a net loss of $ 77,570 for the first half of 2006. The increase in loss was due primarily to decreased sales. Expenses for the first half of 2007 were $ 228,436 compared to $ 274,140 for the first half of 2006.

There are currently 10 franchised restaurants opened and operating in the first half of 2007. One Famous Uncle Al’s restaurant was opened in the first half of 2007. Four franchised restaurants left the Famous Uncle Al’s franchise system and three franchised restaurants are under construction and are scheduled to open in the third quarter of 2007. This will result in no increase of operating restaurants.

Five franchised restaurants, including those three scheduled to open in the third quarter, are under contract.

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

D. Capital Resources

The company is experiencing a burn rate of approximately $ 10,000 per month for the first half of 2007. The company has not developed sufficient ongoing royalty revenue to support operations. Until the company develops sufficient ongoing revenue from royalties, the company will be dependent on franchise and  regional franchise fees to support operations. In lieu of such sales materializing, the company is dependent on loans and alternative sources of revenue. In June of 2007, the company president purchased 400,000 shares of common stock for $ 100,000.

The company plans to initiate a private offering of up to $ 500,000, however, there are no firm commitments for participation. The company has initiated discussions with prospective institutional and financial services companies regarding funding, however, there are no commitments from any parties regarding funding.

The company has utilized a portion of these proceeds to initiate a targeted marketing program to attract regional franchisees and franchisees. Although the results of this marketing campaign are not complete, the company believes that modest results may be sufficient to support ongoing operations in the event of a failure to raise additional capital from other sources. Each regional franchisee fee is $ 50,000. Regional franchises are designated geographic territories. Each regional franchisee is responsible for developing individual franchised restaurants in the territory. The company believes there are at least 50 suitable regions available for sale.

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

Cocoa Beach, FL; Winter Spring, FL;  Virginia Beach, VA; Franklin, VA, Chesapeake, VA; 2 in Las Vegas, NV Melbourne, FL; Naples, FL;  Danbury, CT

E. Employees:

Three full time employees.

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

1) The company currently is experimenting with a breakfast menu in one location. The results have been positive and company has authorized, but has not demanded, all franchised restaurants to offer breakfast. The company expects additional franchised restaurants to initiate breakfast sales in the future.

2)  The company has authorized the use of “curb side” delivery in one location.

3) The company is experimenting with “pre-sliced” deli meats provided by our current meat supplier. Pending positive results, the company may market these products under the Famous Uncle Al’s brand.

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

F. Reports to Security Holders

At this time, the Company has not provided annual reports to security holders.  However, shareholders and the general public may view copies of all of our filings with the SEC, by visiting the SEC website ( http://www.sec.gov ) and performing a search of Famous Uncle Al’s Hot Dogs & Grille, Inc.’s electronic filings.

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

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5

OTHER INFORMATION

On January 29, 2007, our SB-2 became effective. Trading commenced on the OTC Bulletin Board on April 27,2007.

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

Famous Uncle Al’s Hot Dogs & Grille, Inc.

By: /s/ Paul Esposito	Chief Executive Officer, Chief Financial Officer	Dated: August 22, 2007
Paul Esposito

INDEX TO EXHIBITS

EXHIBIT

DESCRIPTION

STATUS

31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith