Form 10QSB
period 2007-09-30
Famous Uncle Als Hot Dogs & Grille Inc
filed 2007-11-19
CIK 1349976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission file number                 333-132948

Famous Uncle Al’s Hot Dogs & Grille, Inc.

(Exact  name of small business issuer in its charter)

Delaware	20-2791397
------------------------------------------------------------------------	-------------------------------------------
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Mill Plain Rd. Danbury, CT	06811
------------------------------------------------------------------------	-------------------------------------------
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:   (203) 791-0044

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of September 30, 2007, the registrant had 12,648,875 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

==========================================================================

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Famous Uncle Al’s Hot Dogs & Grille, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

FAMOUS UNCLE AL’S HOT DOGS AND GRILLE, INC. FORM 10-QSB TABLE OF CONTENTS
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
Balance Sheets
Statements of Operations
Statements of Cash Flows
Statement of Stockholders’ Deficiency
Notes to Financial Statements

Item 2	Management's Discussion and Analysis and Plan of Operation

Item 3	Controls and Procedures

PART II	OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6	Exhibits and Reports

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

FAMOUS UNCLE AL’S HOT DOGS & GRILLE, INC.

BALANCE SHEET

	September 30 (Unaudited)	December 31
	2007	2006
ASSETS

Current Assets
Cash	$8,182	$20,245
Accounts receivable	0	18,100
Prepaid expenses	0	0
Total current assets	8,182	38,345

Equipment, net	125,848	7,348

Other:
Security deposits	5,200	5,200
Total Assets	$139,230	$50,893

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Trade accounts payable	$34,282	$15,193
Accrued expenses	176,328	120,776
Deferred income	35,000	35,000
Current portion of related party debt	0	300,000
Current portion of long term debt	107,900	100,000
Total current liabilities	353,510	570,969

Long-term debt:
Related party	0	100,000
Other	0	83,510

Stockholders' Deficiency:
Common stock-70,000,000 authorized $0.001 par value
12,648,875 issued & issuable (10,663,875 in 2006)	12,649	10,664
Additional paid in capital	1,251,101	418,786
Accumulated Deficit	(1,478,031)	(1,133,036)
Total Stockholders' Deficiency	(214,281)	(703,586)
Total Liabilities & Stockholders' Deficiency	$139,230	$50,893

See notes to unaudited interim financial statements.

FAMOUS UNCLE AL’S HOT DOGS & GRILLE, INC.

STATEMENT OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Initial franchise fees-unit agreements	$0	($112,500)	$0	$42,500
Initial franchise fees-developer agreements	42,000	180,000	42,000	180,000
Ongoing weekly continuation fees	18,215	6,612	42,415	20,629
Other	364	2,375	11,048	29,928
Franchising revenue	60,579	76,487	95,463	273,057

Costs & Expenses:
Franchise sales	79,722	129,659	146,300	314,084
General & administrative	118,367	77,523	242,466	139,309
Interest	13,933	14,817	51,692	42,746
Total Costs & Expenses	212,022	221,999	440,458	496,139

Income before income taxes	(151,443)	(145,512)	(344,995)	(223,082)

Income taxes	0	0	0	0
Net Loss	($151,443)	($145,512)	($344,995)	($223,082)
Net Loss Per Share, basic	($0.01)	($0.01)	($0.03)	($0.02)
Weighted average shares, basic	12,336,049	10,659,619	11,254,681	10,589,140

See notes to unaudited interim financial statements.

FAMOUS UNCLE AL’S HOT DOGS & GRILLE, INC.

STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	2007	2006

Cash flows from operating activities:
Net Loss	($344,995)	($223,082)
Adjustments required to reconcile net income
to cash used in operating activities:
Depreciation expense	1,500	1,500
Amortization of debt discount	24,390	20,526
Stock issued for franchise refund	8,000	0
Stock issued for services	71,800	0
(Increase) decrease in accounts receivable	18,100	(850)
(Increase) decrease in prepaid expenses	0	23,000
Increase (decrease) in accounts payable & accrued expenses	74,641	38,947
Cash flows used by operating activities:	(146,563)	(139,959)

Cash flows from investing activities:
Purchase of equipment	0	(9,348)
Cash used in investing activities	0	(9,348)

Cash flows from financing activities:
Proceeds from issuance of common stock	114,500	15,200
Payments made on notes payable	0	(10,000)
Loans from related parties	20,000	0
Proceeds of other debt borrowings	0	100,000
Cash generated by financing activities	134,500	105,200

Change in cash	(12,063)	(44,107)
Cash-beginning of period	20,245	102,374
Cash-end of period	$8,182	$58,267
See notes to unaudited interim financial statements.

Value of shares issued to acquire interest in restaurant	$ 120,000
Value of shares issued to convert related party debt	420,000
Value of shares issued to convert debt	100,000

FAMOUS UNCLE AL’S HOT DOGS & GRILLE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

	Common
	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit
Balance at March 4, 2005 (Inception)	0	$0	$0	$0
Shares issued to founders	8,750,000	8,750	0
Settlement agreement & development rights	1,498,250	1,498	148,327
Shares issued for cash	170,000	170	119,830
Net Loss				(104,587)
Balance at December 31, 2005	10,418,250	$10,418	$268,157	($104,587)
Shares issued to settle accrued liabilities	105,500	106	10,445
Shares issued for cash	15,000	15	15,185
Shares issued for buy-out of territory	100,000	100	99,900
Shares issued as loan fee and services	25,125	25	25,100
Net Loss				(1,028,448)
Balance at December 31, 2006	10,663,875	10,664	418,787	(1,133,035)
Shares issued upon conversion of debt	1,040,000	1,040	518,960
Shares issued for cash	458,000	458	114,042
Shares issued services	167,000	167	71,633
Shares issued to purchase interest in restaurant	300,000	300	119,700
Shares issued for refund of franchise fee	20,000	20	7,980
Net Loss				(344,995)
Balance at September 30, 2007	12,648,875	$12,649	$1,251,102	($1,478,030)

See notes to unaudited interim financial statements.

FAMOUS UNCLE AL’S HOT DOGS & GRILLE, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2007 and 2006. All such adjustments are of a normal recurring nature. Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements

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

We adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the nine months ended September 30, 2007 and 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

4.	Recent Issuance of Common Stock

On June 25, 2007 we converted $420,000 of related party debt and $100,000 of third party debt to 840,000 shares and 200,000 shares, respectively, of our common stock. These transactions were valued at $0.50 and reflect the market value of the stock at the time of the conversion agreements.

We issued 400,000 shares of stock to a related party upon receipt of $100,000. The shares were issued at $0.25 per share.

We issued 300,000 shares of stock to acquire a non-operating interest in the physical assets and leasehold improvements of one of our restaurants. The shares were valued at $120,000 and reflected the quoted market price of the stock on the date of the agreement.

We also issued 167,000 shares of stock for services valued at $71,800. The shares were issued at $0.40-$0

.50 per share and reflect the market value of the stock at the time of the underlying agreements. 60,000 of those shares were issued pursuant to an on-going consulting agreement requiring the issue of 20,000 shares per month at the beginning of each month through June 30, 2008.

We issued 58,000 shares of common stock in exchange for $14,500 in cash.

All common shares issued are restricted as to transferability.

5.	Management’s Plan

At September 30 2007, we had working capital deficiency of approximately $345,000.  We have recognized inconsistent revenue to date. Our operations have been financed to date through sales of our common stock through private placements, loans, sales of franchise territory agreements and royalties from franchisee sales.  We require significant additional capital for the expansion of our franchising operations.  We believe additional funding will be required to fund our operations until at least December 31, 2007.  However,  no assurance can be given that additional funds will not be required prior to the expiration of such period or that any funds which may be required will be available,  if at all, on acceptable terms. If additional funds are required, our inability to raise such funds will have an adverse effect upon our operations. If adequate capital is not available, we will have to reduce or eliminate our planned expansion activities, which could otherwise ultimately provide significant revenue.

6.	Subsequent Events

On November 6, 2007, we entered into an agreement with Scarsdale Equities, LLC to serve as a consultant and financial advisor for a term of two years.  Scarsdale Equities, LLC has agreed to familiarize itself to the extent it deems appropriate with our business, operations, financial condition, and prospects.

Scarsdale Equities, LLC will advise the Company with respect to our business plan, strategy, debt or equity securities offerings, financial transactions, merger and acquisition services, as appropriate, and review of our presentation and marketing materials as they relate to the investment community.  In connection with the agreement we issued 2,000,000 cashless warrants with an exercise price of $0.40

As compensation for entering into the Agreement, the Company issued common Stock purchase warrants exercisable to purchase two million (2,000,000) shares of common stock of the Company at $.40 per share.  The warrants will be exercisable for seven years from the date of issuance and contain cashless exercise provisions.  The warrants are broken down into two holders as follows:

N. Scott Fine, a registered principal with Scarsdale Equities, LLC holds a warrant exercisable to purchase 1,400,000 share of common stock of the Company at $.40 per share. The Warrant is exercisable for seven years from the date of issuance and contains cashless exercise provisions.

Scarsdale Equities, LLC holds the other warrant exercisable to purchase 600,000 shares of common stock of the Company at $.40 per share. The Warrant is exercisable for seven years from the date of issuance and contains cashless exercise provisions.

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

Description of Business.

A.  History of the Company

Famous Uncle Al’s Hot Dogs & Grille, Inc. was originally incorporated in the State of Delaware on March 4, 2005.  We were formed for the purpose of receiving future and existing restaurant franchising rights from Famous Uncle Al’s Hot Dogs, Inc., also a Delaware corporation.  Famous Uncle Al’s Hot Dogs, Inc., owned the exclusive worldwide right to franchise quick service restaurants operating under the “Famous Uncle Al’s Hot Dogs” name.  The Famous Uncle Al’s Hot Dogs restaurants serve hot dogs and other style sandwiches that use “secret recipes” and preparation techniques created by Al Stein, the original “Uncle Al”.  We maintain offices at One Plaza West, 100 Mill Plain Road, Danbury, CT 06811, and our phone number is (866) 910-3107 or 203-791-0044  Our Internet website address is www.famousunclealshotdogs. com.  Our common stock is currently traded on the OTC Bulletin board.

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

B. Current status of business

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

Results of Operations

           The following discussion and analysis provides information, which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.

Three months ended September 30, 2007 and September 30, 2006

Profit/Loss

The company realized a net loss of $ 151,443 in the third quarter of 2007 compared to a net loss of $ 145,512 for the third quarter of 2006 resulting in an increased loss of $ 5,931. The increase in loss was due primarily to decreased sales

Revenue

Total revenue for the third quarter of 2007 was $ 60,579 compared to $ 76,487 for the third quarter in 2006 resulting in a decrease in revenue of $ 15,908. The decrease in revenue was due primarily to decreased sales.

Royalty revenue for the third quarter of 2007 was $ 18,215 compared to $ 6,612 in the third quarter of 2006 resulting in an increase of $ 11,603.

Franchise (unit agreements) and Regional Franchise (developer agreements) revenue for the third quarter of 2007 was $ 42,000 compared to $ 67,500 in the third quarter in  2006 resulting in a decrease of $ 25,500.

Expenses

Expenses for the third quarter of  2007 were $ 212,022 compared to $ 221,999 for the third quarter in 2006 resulting in a decrease in expenses of $ 9,977. The decrease in expenses was due primarily to a $ 49,937 reduction in the cost of sales. G&A expenses for the third quarter of 2007 were $ 118,367 compared to $ 77,523 in the third quarter of 2006 resulting in an increase of

$ 40,844.

Nine months ended September 30, 2007 and September 30, 2006

Profit/Loss

The company realized a net loss of $ 344,995 for the nine months ending September 30, 2007 compared to a net loss of $ 223,082 for the nine months ending September 30,2006 resulting in an increased loss of $ 121,913. The increase in loss was due primarily to decreased sales

Revenue

Total revenue for the nine months ending September 30, 2007 was $ 95,463 compared to $ 273,057 for the nine months ending September 30, 2006 resulting in a decrease in revenue of $ 177,594. The decrease in revenue was due primarily to decreased unit and developer sales.

Royalty revenue for the nine months ending September 30, 2007 was $ 42,415 compared to $ 20,629 for the nine months ending September 30, 2006  resulting in an increase of $ 21,786. The increase was due partially to stronger per store sales and partially the elimination of royalty holidays that had been granted to franchised units in 2006.

Franchise (unit agreements) and Regional Franchise (developer agreements) revenue for the nine months ending September 30, 2007 was $ 42,000 compared to $ 222,500 for the nine months ending September 30,2006 resulting in a decrease of $ 180,500.

Expenses

Expenses for the nine months ending September 30, 2007 were $ 440,458 compared to $ 496,139 for the nine months ending September 30,2006 resulting in a decrease in expenses of $ 55,681. The decrease in expenses was due primarily to a $ 167,784 reduction in the cost of sales. G&A expenses for the nine months ending September 30, 2007 were $ 242,466 compared to $ 139,309 for the nine months ending September 30, 2006  resulting in an increase of $ 103,157.

Restaurant purchase

On August 7, 2007 we issued 300,000 shares of stock to acquire a non-operating interest in the physical assets and leasehold improvements of one of our restaurants. The shares were valued at $120,000 and reflected the quoted market price of the stock on the date of the agreement.

Operating Restaurants

There are currently 8 franchised restaurants opened and operating at 9/30/2007.  During the third quarter 3 restaurants left the system and one new restaurant was opened resulting in a net loss of two restaurants. There are 2 restaurants under construction and an additional 2 restaurants under contract that have secured locations. 2 restaurants are expected to be opened before the end of the year 2007 and 2 during the first quarter of 2008.. This will result in 12 operating restaurants.

Operating Restaurants		Under Construction or Contract
Location	Quantity	Location	Quantity

Las Vegas,NV	2	Las Vegas,NV	2
Danbury, CT	1	West Haven,CT	1
Chesapeake,VA	1	Norfolk,VA	1
Franklin,VA	1
Phoenix,AZ	1
Melbourne, FL	1
Winter Spring,FL	1

Total	8	Total	4

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

Liquidity and Capital Resources

D. Capital Resources

The company is experiencing a burn rate of approximately $ 16,295 per month for the first nine months of 2007. The company has not developed sufficient ongoing royalty revenue to support operations. Until the company develops sufficient ongoing revenue from royalties, the company will be dependent on franchise and regional franchise fees to support operations. In lieu of such sales materializing, the company is dependent on loans and alternative sources of revenue.

On June 25, 2007 we converted $420,000 of related party debt and $100,000 of third party debt to 840,000 shares and 200,000 shares, respectively, of our common stock. These transactions were valued at $0.50 and reflect the market value of the stock at the time of the conversion agreements.

We issued 400,000 shares of stock to a related party upon receipt of $100,000. The shares were issued at $0.25 per share.

We issued 58,000 shares of common stock in exchange for $14,500 in cash.

The company is seeking additional funding; however, there are no commitments from any parties regarding funding.

On November 6, 2007, we retained Scarsdale Equities, LLC to serve as a consultant and financial advisor for a term of two years.  Scarsdale Equities, LLC has agreed to familiarize itself to the extent it deems appropriate with our business, operations, financial condition, and prospects.

Scarsdale Equities, LLC will advise the Company with respect to our business plan, strategy, debt or equity securities offerings, financial transactions, merger and acquisition services, as appropriate, and review of our presentation and marketing materials as they relate to the investment community.

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

I. Reports to Security Holders

At this time, the Company has not provided annual reports to security holders.  However, shareholders and the general public may view copies of all of our filings with the SEC, by visiting the SEC website ( http://www.sec.gov ) and performing a search of Famous Uncle Al’s Hot Dogs & Grille, Inc.’s electronic filings.

ITEM 3.

CONTROLS AND PROCEDURES

.

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him.

            Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

            Based upon an evaluation conducted for the period ended September 30, 2007, Paul Esposito, who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of September 30, 2007, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

            ·     Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

             ·     Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

            In order to remedy our existing internal control deficiencies, as soon as our finances allow, we will hire a Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures

Changes in internal control over financial reporting

            We have not yet made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 25, 2007 we converted $420,000 of related party debt and $100,000 of third party debt to 840,000 shares and 200,000 shares, respectively, of our common stock. These transactions were valued at $0.50 and reflect the market value of the stock at the time of the conversion agreements.

We issued 400,000 shares of stock to a related party upon receipt of $100,000. The shares were issued at $0.25 per share.

We issued 300,000 shares of stock to acquire a non-operating interest in the physical assets and leasehold improvements of one of our restaurants. The shares were valued at $120,000 and reflected the quoted market price of the stock on the date of the agreement.

We also issued 167,000 shares of stock for services valued at $71,800. The shares were issued at $0.40-$0 50 per share and reflect the market value of the stock at the time of the underlying agreements. 60,000 of those shares were issued pursuant to an on-going consulting agreement requiring the issue of 20,000 shares per month at the beginning of each month through June 30, 2008.

We issued 58,000 shares of common stock in exchange for $14,500 in cash.

            The common shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

ITEM 6

EXHIBITS

(a)  Exhibit 31.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the small business issuer's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007

Exhibit 32.1 Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with respect to the small business issuer's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007

(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended September 30, 2007.

* * * * *

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Famous Uncle Al’s Hot Dogs & Grille, Inc.

By: /s/ Paul Esposito	Chief Executive Officer, Chief Financial Officer	Dated: November 14, 2007
Paul Esposito

INDEX TO EXHIBITS

EXHIBIT

DESCRIPTION

STATUS

31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith