Form 10KSB
period 2007-12-31
Famous Uncle Als Hot Dogs & Grille Inc
filed 2008-04-15
CIK 1349976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes    [      ]     No    [   X   ]

Issuer’s revenues for its most recent fiscal year:   $ 155,832

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of Dec 31, 2007  ($ .30) was: $ 1,492,162.50   For purposes of this computation, we consider all directors, and holders of 10% or more of our common stock, to be affiliates.  The number of shares of our common stock held by non-affiliates as of December 31, 2007 was 4,973,875.

Number of shares issued and outstanding of each of the issuer’s classes of common equity as of December 31, 2007 was 12,688,875 shares of common stock, $0.001 par value.

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

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

A.  History of the Company

Famous Uncle Al’s Hot Dogs & Grille, Inc. was originally incorporated in the State of Delaware on March 4, 2005.  We were formed for the purpose of receiving future and existing restaurant franchising rights from Famous Uncle Al’s Hot Dogs, Inc., also a Delaware corporation.  Famous Uncle Al’s Hot Dogs, Inc., owned the exclusive worldwide right to franchise quick service restaurants operating under the “Famous Uncle Al’s Hot Dogs” name.  The Famous Uncle Al’s Hot Dogs restaurants serve hot dogs and other style sandwiches that use “secret recipes” and preparation techniques created by Al Stein, the original “Uncle Al”.  We maintain offices at One Plaza West, 100 Mill Plain Road, Danbury, CT 06811, and our phone number is (866) 910-3107 or (203) 791-0044.  Our Internet website address is www.fdoginc.com or www.famousunclealshotdogs.com.  Our common stock is currently traded on on the OTC Bulletin Board under the symbol FDOG. .

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

Winter Spring, FL; Melbourne, FL; Franklin, VA; Chesapeake,VA;; Danbury, CT; West Haven, CT; Phoenix,AZ; Las Vegas, NV (three franchises).

The following stores have closed or left the system:

Daytona, FL; University of Central Florida ; Pittsburgh, PA; Naples, FL; Destin, FL; Virgina Beach, VA

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

2.

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

Risks Associated with the Company

3.

We have a limited history of business operations, and face substantial business and financial risks because we are in our initial stage of development.

The company has limited operating history, having originally commenced operations in October of 2002 under the name “Famous Uncle Al’s Hot Dogs, Inc.”, a Delaware corporation. The company itself was incorporated as National Franchise Directors, Inc., in March of 2005, and, effective October 6, 2005, Famous Uncle Al’s Hot Dogs, Inc., assigned to us all its existing and future franchise rights. The company’s first franchised location was opened in May 2004.  Businesses that are starting up, or in their initial stages of development, present substantial business and financial risks and may suffer significant losses from which they cannot recover. We face all of the challenges of a new business enterprise, including but not limited to, engaging the services of qualified support personnel and consultants, establishing budgets and implementing appropriate financial controls and internal operating policies and procedures. We need to attract and retain a number of key employees and other service personnel.

4.

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

As of December 31, 2007, there are 9 active regional franchisees or territorial directors, some of which were obtained subsequent to the assignment of the license.

As of December 31, 2007, our active regional franchisee territories are as follows:

1)

Fairfield County, Connecticut

2)

New Haven County, Connecticut

3)

Northern portion of Palm Beach county, Florida-

4)

Nevada (One of three regional franchisees in Las Vegas area)

5)

Nevada (One of three regional franchisees in Las Vegas area)

6)

Nevada (One of three regional franchisees in Las Vegas area)

7)

Phoenix area of Arizona

8)

State of Virginia.

9)

Seminole and Orange counties, Florida

The following regions are considered non-active and in default of their agreements, however the Company has not taken any action to terminate these agreements ..

1) Alabama

2) Georgia

3) Mississippi

4) Colorado

5) Lee, Collier, Charlotte and Sarasota counties in Florida

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

5.

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

6.

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

7.

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

8.

Costs are greater and profits are lower for new franchise locations, and royalty profits could be lower for new locations.

New franchise locations typically take several months to reach budgeted operating levels due to problems commonly associated with new restaurants, including inability to hire sufficient staff and other factors. There can be no assurance that the franchisees to whom we license will be successful in operating their new restaurants on a profitable basis. We entered several new markets in 2006-2007, in which we have no prior market experience. These new markets and any future new markets are likely to require us to expend significant funds on marketing campaigns. These markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets. Further, since over 90% of our restaurants have been open for less than two years, the earnings achieved to date by such restaurants may not be indicative of future operating results. Accordingly, there can be no assurance that the new restaurants will perform in accordance with management's expectations, or that we will not encounter unanticipated problems or liabilities in connection with the new locations.

9.

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

10.

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

11.

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

12.

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

13.

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

14.

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

15.

Certain stockholders have the ability to control the company and have other substantial rights, preferences and privileges.

Four individuals, including Paul Esposito, our Chief Executive Officer who owns shares amounting to 18.12 % of our total issued and outstanding shares, and Dean Valentino, our President, and owner of shares amounting to 14.5% ownership (the “Principal Stockholders) collectively owned 60.77% of our outstanding common stock. For information on the number of shares of common stock beneficially owned by each Principal Stockholder, see “Selling Security Holders” and “Security Ownership of Certain Beneficial Owners and Management.” There are no pre-emptive rights in connection with our common stock.  Each share of common stock is entitled to one vote on all matters submitted to a vote of stockholders, and directors will be elected by a plurality of the votes cast at meetings at which directors are to be elected. As a result, the Principal Stockholders have the ability to elect all of our directors, control the outcome of all matters requiring stockholder approval and control our management and affairs.

16.

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

17.

We Depend  On 3 Key Personnel, The Loss Of Whom Could Impair The Security Of The Company’s Day-To-Day Operations And Cause A Loss To The Company Or Its Investors.

The company is dependent upon Paul Esposito, Chief Executive Officer, Dean Valentino, President, Secretary and Treasurer, as well as Richard Michael, a franchise consultant, with respect to its operations.  The company has not entered into employment or consulting agreements with Messrs. Esposito, Valentino, or Michael, and has not obtained key men life insurance on their lives.  The company has compensated only Paul Esposito $ 21,800 during the year 2007. Richard Michael has been compensated according to a commission schedule. The company's future success also depends on its ability to attract and retain other qualified personnel, for which competition is intense.  The loss of certain key employees or the company's inability to attract and retain other qualified employees could have a material adverse effect on the company's results of operations.

18.

Since Our Franchise Licensing Rights Are Subject To A License Agreement, The Termination Of Or Failure To Renew Such License Agreement In The Future Can Cause us to discontinue use of the name “Famous Uncle Al’s Hot Dogs” .

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

ITEM 2.

DESCRIPTION OF PROPERTY

The company currently leases two offices. The main office is located at 100 Mill Plain Road, Danbury, CT 06811. The Danbury, CT, office is 900 sq feet, and is located in a modern office complex. The Company pays $1743 per month for the Danbury office.

The Company also rents a 100 square foot office space at 1206 Laskin Rd, Virginia Beach, Virginia, 23451. The Company pays $525.00 for the month-to-month lease.

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

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

We are listed on the Over the Counter (“OTC”) Bulletin Board under the symbol FDOG.

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

Holders of Our Common Stock

As of the date of this report, the Company had 120 registered shareholders.

Stock Option Grants and Equity Compensation Plans

On November 8, 2007, we retained Scarsdale Equities, LLC to serve as a consultant and financial advisor for a term of two years.  As compensation for entering into the Agreement, the Company  issued common Stock purchase warrants exercisable to purchase two million (2,000,000) shares of common stock of the Company at $.40 per share.  The warrants will be exercisable for seven years from the date of issuance and contain cashless exercise provisions.  The warrants are broken down into two holders as follows:

1.

N. Scott Fine, a registered principal with Scarsdale Equities, LLC will hold a warrant exercisable to purchase 1,400,000 share of common stock of the Company at $.40 per share. The Warrant is exercisable for seven years from the date of issuance and contains cashless exercise provisions.

2.

Scarsdale Equities, LLC will hold the other warrant exercisable to purchase 600,000 shares of common stock of the Company at $.40 per share. The Warrant is exercisable for seven years from the date of issuance and contains cashless exercise provisions.

On December 7, 2007, we retained JARS FAMILY GROUP,LLC (“Advisor”) to serve on the Company’s Advisory Board and to act as an advisor to the Company.

As compensation for entering into the Agreement, the Company issued common Stock purchase warrants exercisable to purchase one million five hundred thousand (1,500,000) shares of common stock of the Company at $.40 per share.  The warrants will be exercisable for seven years from the date of issuance. The warrant is exercisable for seven years from the date of issuance.

On December 7, 2007, we retained C.C.R.I  Corporation, a Colorado corporation (“Consultant”) to perform and provide investor relations and development services for the Company until December 7, 2009..

As compensation for entering into the Agreement, the Company issued common Stock purchase warrants exercisable to purchase two hundred thousand (200,000) shares of common stock of the Company at $.40 per share.  The warrants will be exercisable for seven years from the date of issuance.

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

We issued 300,000 shares of stock to acquire a non-operating interest in the physical assets and leasehold improvements of one of our restaurants. The shares were issued at $ .40 a share and valued at $120,000 and reflected the quoted market price of the stock on the date of the agreement.

The above stock issues were authorized by resolutions dated June 23, 2007 and August 27,2007.

We also issued 167,000 shares of stock for services valued at $71,800. The shares were issued at $0.40-$0 .50 per share and reflect the market value of the stock at the time of the underlying agreements. 60,000 of those shares were issued pursuant to an on-going consulting agreement requiring the issue of 20,000 shares per month at the beginning of each month through June 30, 2008.

The above stock issues were authorized by resolutions dated June 23,2007, July 19,2007,August 27,2007, September 14,2007 and October 3,2007.

We issued 98,000 shares of common stock in exchange for $ 24,500 in cash.

The above stock issues were authorized by resolutions dated September 14, 2007 and March 31, 2008.

All common shares issued are restricted as to transferability.

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

Results of Operations

Results of operations for 2007 was a net loss of ($ 1,503,592) compared to a net loss of

($ 1,028,449) for 2006. The loss includes a one time charge to earnings of $ 1,096,717 for the Fair Value of warrants issued for consulting, $ 79,800 for value of shres issued for services, $ 1500 for depreciation and $ 27,580 for amortization of debt discount. Cash flow used by the Company was $ 161,920.

Revenue for 2007 was $ 155,832 compared to $ $ 270,079  in 2006. Total costs and expenses in 2007 were $ 1,659,425 (including a one time $ 1,096,717 for the Fair Value of warrants issued for consulting, $ 79,800 for value of shres issued for services, $ 1500 for depreciation and $ 27,580 for amortization of debt discount) compared to $ 1,298,528 in 2006. The Company’s revenue consisted of $ 72,000 from franchise fees, $ 58,592 from royalties and $ 25,240 from other sources.

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

In the last twelve months the company has received the following loans, as detailed:

The company has received loan proceeds of $ 20,000,000  from an officer. The original date of this loan is 5/15/2007.. That loan was converted to equity on 6/23/2007.

The company has not received any other loan proceeds in the past 12 months.

In the past twelve months the company has received a total of $ 124,500 from private placements.

The company has received, from loans and private placements, a total of $ 144,500 in funding. The company depended on these funds for legal fees (SEC and franchise attorney), product enhancements and development, G&A, marketing, advertising and other start up expenses.

The company has long term debt liabilities of 111,090 debt liabilities remaining from part of the settlement agreement with the franchise license assignor.

$ 300,000 was converted to equity..

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

Liquidity and Capital Resources

The company is dependent on continuing sales of Regional and individual Franchises and continuing royalties for liquidity.  At Dec. 31, 2007, the company had working capital deficiency of approximately $ 400,000.

The company's operations have been financed to date through sales of its common stock through private placements, loans, sales of franchise territory agreements and royalties from franchisee sales.  The company requires significant additional capital for the expansion of its franchising operations.  The company believes that revenue generated from existing stores and $ 250,000 from anticipated Regional and individual franchise sales and additional royalty revenue will be required to fund its operations until at least December, 31, 2008.  Cash flows used by operating activities in 2007 was ($161,920). Revenue in 2007 was $ 155,832 including franchise fees of $ 72,000 and ongoing royalty revenue of $ 58,592 and other revenue of $ 25,240.. Some of the franchised stores from which royalty revenue was generated were opened for less than the full year. Some stores were granted a temporary ‘royalty holiday”. Based on existing stores continued operations the company currently generates ongoing royalty revenue at an annual rate of $ 150,000.  If regional and individual franchise sales and additional royalty revenue of at least $ 250,000 do not materialize then the company will require additional funding to continue operations.

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

See Risk Factors included at Item 1 above.

ITEM 7.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Famous Uncle Al's Hot Dogs & Grille, Inc.
Balance Sheet
	December 31,
	2007	2006

Assets

Current Assets
Cash	$2,825	$20,245
Accounts receivable	32,000	18,100
Prepaid expenses	0	0
Total current assets	34,825	38,345

Equipment, net	125,848	7,348

Other:
Security deposits	5,200	5,200
Total Assets	$165,873	$50,893

Liabilities and Stockholders' Deficiency

Current Liabilities:
Trade accounts payable	$101,639	$15,193
Accrued expenses	184,305	120,776
Deferred income	35,000	35,000
Current portion of related party debt	0	300,000
Current portion of long term debt	111,090	100,000
Total current liabilities	432,034	570,969

Long-term debt:
Related party	0	100,000
Other	0	83,510

Stockholders' Deficiency:
Common stock-70,000,000 authorized $0.001 par value
12,688,875 issued & issuable (10,663,875 in 2006)	12,689	10,664
Additional paid in capital	2,357,778	418,786
Less subscription receivable	0	0
Accumulated Deficit	(2,636,629)	(1,133,036)
Total Stockholders' Deficiency	(266,162)	(703,586)

Total Liabilities & Stockholders' Deficiency	$165,873	$50,893
See Summary of Significant Accounting Policies and Notes to Financial Statements

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Operations
Years Ended December 31, 2007 and 2006

	2007	2006
Initial franchise fees-unit agreements	$72,000	$25,000
Initial franchise fees-developer agreements	0	170,000
Ongoing weekly continuation fees	58,592	40,658
Other	25,240	34,422
Franchising revenue	155,832	270,080

Costs & Expenses:
Franchise sales	151,125	430,950
General & administrative	1,458,418	251,580
Impairment of long-lived assets	0	555,166
Interest	49,882	60,832
Total Costs & Expenses	1,659,425	1,298,528

Income before income taxes	(1,503,592)	(1,028,448)

Income taxes	0	0
Net Loss	($1,503,592)	($1,028,448)
Net Loss Per Share, basic	($0.13)	($0.10)
Weighted average shares, basic	11,614,533	10,607,977

See Summary of Significant Accounting Policies and Notes to Financial Statements

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Cash Flows
Years Ended December 31, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net Loss	($1,503,592)	($1,028,448)
Adjustments required to reconcile net income
to cash used in operating activities:
Depreciation expense	1,500	2,000
Amortization of debt discount	27,580	27,420
Impairment	0	555,166
Stock issued for franchise refund	0	100,000
Fair value of options issued for services	1,096,717
Stock issued for services	79,800	125
(Increase) decrease in accounts receivable	(13,900)	(18,100)
(Increase) decrease in prepaid expenses	0	23,000
Increase (decrease) in accounts payable & accrued expenses	149,975	160,855
Cash flows used by operating activities:	(161,920)	(177,982)

Cash flows from investing activities:
Purchase of equipment	0	(9,347)
Cash used in investing activities	0	(9,347)

Cash flows from financing activities:
Proceeds from issuance of common stock	124,500	15,200
Payments made on notes payable	0	(10,000)
Loans from related parties	20,000	0
Proceeds of other debt borrowings	0	100,000
Cash generated by financing activities	144,500	105,200

Change in cash	(17,420)	(82,129)
Cash-beginning of period	20,245	102,374
Cash-end of period	$2,825	$20,245
See Summary of Significant Accounting Policies and Notes to Financial Statements

Value of shares issued to acquire interest in restaurant	$120,000
Value of shares issued to convert related party debt	$420,000
Value of shares issued to convert debt	$100,000
Value of shares issued to buy back territory agreement		$100,000

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Stockholders' Equity
	Common			Deficit
	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated During Development Stage
Balance at December 31, 2005	10,418,250	$10,418	$268,157	($104,587)
Shares issued to settle accrued liabilities	105,500	106	10,445
Shares issued for cash	15,000	15	15,185
Shares issued for buy-out of territory	100,000	100	99,900
Shares issued as loan fee and services	25,125	25	25,100
Net Loss				(1,028,448)
Balance at December 31, 2006	10,663,875	10,664	418,787	(1,133,035)
Shares issued upon conversion of debt	1,040,000	1,040	518,960
Shares issued for cash	498,000	498	124,002
Shares issued services	167,000	167	71,633
Shares issued to purchase interest in restaurant	300,000	300	119,700
Shares issued for refund of franchise fee	20,000	20	7,980
Fair value of warrants issued for services			1,096,717
Net Loss				(1,503,592)
Balance at December 31, 2007	12,688,875	$12,689	$2,357,779	($2,636,627)
See Summary of Significant Accounting Policies and Notes to Financial Statements

Famous Uncle Al’s Hot Dogs & Grille, Inc.

Summary of Significant Accounting Policies

December 31, 2007

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

As of December 31, 2007, we had ten franchised stores.,

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

Financial Instruments: Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and long and short-term borrowings. The fair value of these instruments approximates their recorded value. The Company does not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of December 31, 2007.

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

Earnings per Common Share: Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

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

Advertising Costs: Franchisees may be required to pay a percentage of monthly sales to the Famous Uncle Al’s Advertising Fund (the “Fund”) for collective advertising and marketing programs. We have not required any funds be paid into nor have any expenses been incurred on behalf of the advertising fund through December 31, 2006 The Company incurs franchise development related advertising costs and expenses those costs as incurred. Advertising expense was $18,657 and $ 58,355 for the years ended December 31, 2007 and 2006 respectively.

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

December 31, 2007

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

2. Impairment:

On October 6, 2005 we purchased the development and franchising rights of Famous Als’ for an aggregate of $555,216. The amount exceeding identifiable assets was been reflected as goodwill and is subject to our valuation policy. Consideration paid is summarized as follows:

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

We could be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if  we experience disruptions to the business such as end market conditions, unexpected significant declines in operating results, divestiture of a significant component of the Company and market capitalization declines. These types of events and the resulting analysis could result in goodwill impairment charges in the future. In 2006 determined the future cash flows did not exceed the carrying value and, therefore, recognized impairment charge of 515,375 at December 31, 2006.

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

We have a current operating loss carry-forward of $ 500,000 resulting in deferred tax assets of $170,000. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Utilization of federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

4. Summary of Long Term Debt:

	2007		2006
	Other	Rate	Amount	Rate
5 notes payable to individuals-repayment schedule (estimated at 24 months) tied to the receipt of initial franchise fees	$85,000	35.00%	$57,420	35.00%

2 notes payable to shareholders			$300,000	8.00%

Note payable to shareholder			$100,000	10.00%
note payable			$100,000	7.00%
Amounts due under territory repurchase agreements	26,090	0.00%	$26,090	0.00%

Total	111,090		583,510
Less current portion	(111,090)		(400,000)
Net long term debt	$0		$183,510

5. Commitments:

We are obligated to pay Al Stein monthly for the use of certain trademarks and processes necessary for the Famous Uncle Als’ chain. We also rent two offices. One is under a 3 year commitment and the other under a month-month agreement. Current expense as well as future commitments under these agreements is as follows:

	Al Stein License Agreement	Office Rent
2007 Expense	$28,500	$27,801
Future Commitments:
2008	36,000	20,700
2009		20,700
2010
Totals	$36,000	$41,400

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

Recent Issuances:

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

We issued 98,000 shares of common stock in exchange for $24,500 in cash. All common shares issued are restricted as to transferability.

Warrants:

In 2007 we granted 2,000,000 warrants with an exercise price of $0.40 for services. The warrants vest immediately and carry a cashless exercise provision. The holder of the warrants would receive restricted stock as result of net-share settlement. The Financial Accounting Standards Board, “Derivatives Implementation Group” (DIG), Statement 133 Implementation Issue No. A17 concluded that if either party could net share settle the contract, then it would be considered a derivative, regardless of whether the net shares received were readily convertible to cash or restricted for more than 31 days. Under the DIG, however, we determined the settlement of these net share settled contracts qualify for the scope exception in paragraph 11(a) of Statement 133 and tested the provisions for equity treatment under EITF 00-19 and have concluded that treatment them as equity instruments is appropriate. The contract contains an explicit limit on the number of shares to be delivered in a share settlement..

In 2007 we granted 1,700,000 warrants with a fixed exercise price of $0.40 for services. The warrants vest immediately and do not carry a cashless exercise provision. The holder of the warrants would receive restricted stock upon settlement.

The Company used the Black-Scholes option pricing model in valuing the warrants. The inputs for the valuation analysis of the warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate. The key inputs for the valuation analysis at December 31, 2007 were a volatility of 116%, common stock value of $0.34 and a risk free interest rate of 4.4%. A table summarizing 2007 activity is as follows:

		Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*

	Shares
Warrants outstanding at December 31, 2006	0	$0	0.00	$0
Granted	3,700,000	$0.40
Exercised	0	$0
Lapsed	0	$0
Warrants outstanding at December 31, 2007	3,700,000	$0.40	6.88	$0
Warrants exercisable at December 31, 2007	3,700,000	$0.40	6.88	$0

* Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price

7. Management’s Plan

At April 10 2008, we had working capital deficiency of approximately $400,000.  We have recognized limited revenue to date. Our operations have been financed to date through sales of our common stock through private placements, loans, sales of franchise territory agreements and royalties from franchisee sales.  We require significant additional capital for the expansion of our franchising operations.  We believe additional funding will be required to fund our operations until at least December 31, 2008.  However,  no assurance can be given that additional funds will not be required prior to the expiration of such period or that any funds which may be required will be available,  if at all, on acceptable terms. If additional funds are required, our inability to raise such funds will have an adverse effect upon our operations. If adequate capital is not available, we will have to reduce or eliminate our planned expansion activities, which could otherwise ultimately provide significant revenue.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant

Board of Directors and Shareholders
Famous Uncle Al’s Hot Dogs & Grille, Inc.

I have audited the accompanying balance sheet of Famous Uncle Al’s Hot Dogs & Grille, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. The financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Famous Uncle Al’s Hot Dogs & Grille, Inc.  as of December 31, 2007 and 2006 and the results of its operations, its cash flows and changes in stockholders’ deficiency for the years ended December 31, 2007 and 2006  in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 of the financial statements, the Company has incurred a $1,503,592  loss from operations and consumed $162,000 of cash due to its operating activities.  The Company may not have adequate readily available resources to fund operations through December 31, 2008. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Also discussed in the notes and effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

April 12, 2008

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

Subsequent Events:

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)

Identifying Directors and Executive Officers

The following is information regarding our sole executive officer and our two directors and their ages as of October 16, 2007:

Director:

Name of Director:	Age

Dean Valentino	50

Paul Esposito	53

Executive Officer:

Name of Officer:	Age	Office

Paul Esposito	53	Chief Executive Officer

Dean Valentino	50	President, Treasurer and Secretary

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

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to executive officers for all services rendered in all capacities to us through and including the date of this report, which is April 15, 2008.

SUMMARY COMPENSATION TABLE

Annual Compensation

Director Compensation; Employment Agreements

We presently only pay one officer and director any salary or consulting fee.  Paul Esposito was compensated $ 21,800 in 2007. We do not have a written employment agreement with any officer or director.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 14, 2008, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) named executive officers and (iv) officers and directors as a group. At this time, only four shareholders fall within these categories. The shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and Address of	Number of Shares of	Percentage of
Title of Class	Beneficial Owner	Common Stock	Common Stock (1)

Common Stock	Dean Valentino	1,840,000	14.50%
	Director, President,
	Secretary and Treasurer

	Paul Esposito	2,300,000	18.12%
	Chief Executive Officer Richard Michael	2,375,000	18.7%

Common Stock	All Officers and Directors	6,515,000	51.3%
	as a Group

(1)     The percent of class is based on 12,668,875 shares of common stock issued and outstanding as of December 31, 2007.

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

Dean Valentino, President and Director loaned the company $ 20,000 0n 5/15/2007. That loan has been converted to equity.

Dean Valentino, President and Director is the Regional Franchisee for Fairfield County, CT.

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On November 8, 2007, we retained Scarsdale Equities, LLC to serve as a consultant and financial advisor for a term of two years.  Scarsdale Equities, LLC has agreed to familiarize itself to the extent it deems appropriate with our business, operations, financial condition, and prospects.

Scarsdale Equities, LLC will advise the Company with respect to our business plan, strategy, debt or equity securities offerings, financial transactions, merger and acquisition services, as appropriate, and review of our presentation and marketing materials as they relate to the investment community.

As compensation for entering into the Agreement, the Company will issue common Stock purchase warrants exercisable to purchase two million (2,000,000) shares of common stock of the Company at $.40 per share.  The warrants will be exercisable for seven years from the date of issuance and contain cashless exercise provisions.  The warrants are broken down into two holders as follows:

3.

N. Scott Fine, a registered principal with Scarsdale Equities, LLC will hold a warrant exercisable to purchase 1,400,000 share of common stock of the Company at $.40 per share. The Warrant is exercisable for seven years from the date of issuance and contains cashless exercise provisions.

4.

Scarsdale Equities, LLC will hold the other warrant exercisable to purchase 600,000 shares of common stock of the Company at $.40 per share. The Warrant is exercisable for seven years from the date of issuance and contains cashless exercise provisions.

On December 7, 2007, we retained JARS FAMILY GROUP,LLC (“Advisor”) to serve on the Company’s Advisory Board and to act as an advisor to the Company. The parties hereto agree that the services to be provided hereunder by Advisor will be rendered primarily by John Kolaj. Service on the Advisory Board shall commence immediately upon formation of the advisory board.

JARS FAMILY GROUP.LLC will advise the Company with respect to our operations, financial condition, business plan and strategy;

As compensation for entering into the Agreement, the Company will issue common Stock purchase warrants exercisable to purchase one million five hundred thousand (1,500,000) shares of common stock of the Company at $.40 per share.  The warrants will be exercisable for seven years from the date of issuance. The warrant is exercisable for seven years from the date of issuance.

On December 7, 2007, we retained C.C.R.I  Corporation, a Colorado corporation (“Consultant”) to perform and provide investor relations and development services for the Company until December 7, 2009. Consultant will perform the Services with the assistance and full participation of Mr. Malcolm McGuire and his associates.

As compensation for entering into the Agreement, the Company will issue common Stock purchase warrants exercisable to purchase two hundred thousand (200,000) shares of common stock of the Company at $.40 per share.  The warrants will be exercisable for seven years from the date of issuance.

UNREGISTERED SALE OF EQUITY SECURITIES:

The Warrants issued to N. Scott Fine and Scarsdale Equities, LLC were not registered under the Securities Act of 1933, as amended (the "Securities Act") at the time of issuance, and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For these issuances, the Company relied on the exemption from federal registration under Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder, based on the Company's belief that the offer and sale of the warrants did not involve a public offering as each person/company was "accredited" and no general solicitation has been involved.

The disclosures set forth

The Warrants issued to JARS FAMILY GROUP.LLC and C.C.R.I. CORPORATION were not registered under the Securities Act of 1933, as amended (the "Securities Act") at the time of issuance, and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For these issuances, the Company relied on the exemption from federal registration under Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder, based on the Company's belief that the offer and sale of the warrants did not involve a public offering as each person/company was "accredited" and no general solicitation has been involved.

On December 7, 2007 we formed an Advisory Board for the purpose of advising management regarding various aspects of the Company’s business. The Board of Directors will appoint members.

Two members have been appointed to the Advisory Board

1)

N. Scott Fine of Scarsdale Securities, who had previously entered into an agreement with the Company to provide advisory services.

2)

John Kolaj of JARS FAMILY GROUP.LLC, who has entered into an agreement to serve on the Advisory Board.

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

2006:

$     4500

-

Michael Cronin

2007

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

Famous Uncle Al’s Hot Dogs & Grille, Inc.

By: /s/ Dean Valentino	President	Dated: April 15, 2008
Dean Valentino	Director, Secretary and Treasurer

By: /s/ Paul Esposito	Chief Executive Officer	Dated: April 15, 2008
Paul Esposito

INDEX TO EXHIBITS

EXHIBIT

DESCRIPTION

STATUS

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith