Form 10QSB
period 2008-03-31
Famous Uncle Als Hot Dogs & Grille Inc
filed 2008-05-20
CIK 1349976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [X]  No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the

Exchange Act).     Yes [ ]  No [X ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of March 31, 2008, the registrant had 13,102,875 shares of common stock, $.001 par value, issued and outstanding.

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

FAMOUS UNCLE AL’S HOT DOGS AND GRILLE, INC. FORM 10-Q TABLE OF CONTENTS
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

Item 2	Management's Discussion and Analysis and Plan of Operation
Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4	Controls and Procedures

PART II	OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6	Exhibits and Reports

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Famous Uncle Al's Hot Dogs & Grille, Inc.
Balance Sheet
	March 31, 2008 (unaudited)	December 31, 2007

Assets

Current Assets
Cash	$3,625	$2,825
Accounts receivable	32,000	32,000
Prepaid expenses	43,000	0
Total current assets	78,625	34,825

Equipment, net	125,848	125,848

Other:
Security deposits	5,200	5,200
Total Assets	$209,672	$165,873

Liabilities and Stockholders' Deficiency

Current Liabilities:
Trade accounts payable	$311,365	$101,639
Accrued expenses	184,578	184,305
Deferred income	35,000	35,000
Current portion of long term debt	111,090	111,090
Total current liabilities	642,033	432,034

Long-term debt:
Related party	20,500	0

Stockholders' Deficiency:
Common stock-70,000,000 authorized $0.001 par value
13,102,875 issued & issuable (12,688,875 in 2007)	13,103	12,689
Additional paid in capital	2,460,864	2,357,778
Accumulated Deficit	(2,926,828)	(2,636,629)
Total Stockholders' Deficiency	(452,861)	(266,162)

Total Liabilities & Stockholders' Deficiency	$209,672	$165,872
See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Operations
(Unaudited)
	Three Months Ended March 31,
	2008	2007
Initial franchise fees-unit agreements	$17,500	$0
Initial franchise fees-developer agreements	0	0
Ongoing weekly continuation fees	7,765	13,200
Other	2,236	502
Franchising revenue	27,501	13,702

Costs & Expenses:
Franchise sales	45,248	29,263
General & administrative	272,453	50,539
Interest	0	17,464
Total Costs & Expenses	317,702	97,266

Loss before income taxes	(290,201)	(83,564)

Income taxes	0	0
Net Loss	($290,201)	($83,564)
Net Loss Per Share, basic	($0.02)	Nil
Weighted average shares, basic	12,871,556	10,663,875

See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net Loss	($290,201)	($83,564)
Adjustments required to reconcile net income
to cash used in operating activities:
Depreciation expense	0	500
Amortization of debt discount	0	7,354
Stock issued for services	202,000	0
(Increase) decrease in accounts receivable	0	17,500
(Increase) decrease in prepaid expenses	(43,000)	0
Increase (decrease) in accounts payable & accrued expenses	7,999	38,928
Cash flows used by operating activities:	(123,201)	(19,282)

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	103,500	0
Loans from related parties	20,500	0
Cash generated by financing activities	124,000	0

Change in cash	799	(19,282)
Cash-beginning of period	2,825	20,245
Cash-end of period	$3,624	$963
See notes to unaudited interim financial statements.

FAMOUS UNCLE AL’S HOT DOGS & GRILLE, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2007 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended March 31, 2008 and 2007. All such adjustments are of a normal recurring nature. Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements

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

.

We issued 414,000 shares of common stock in exchange for $103,500 in cash. All common shares issued are restricted as to transferability.

5.	Management’s Plan

At March 31 2008, we had working capital deficiency of approximately $570,000.  We have recognized inconsistent revenue to date. Our operations have been financed to date through sales of our common stock through private placements, loans, sales of franchise territory agreements and royalties from franchisee sales.  We require significant additional capital for the expansion of our franchising operations.  We believe additional funding will be required to fund our operations until at least December 31, 2008.  However,  no assurance can be given that additional funds will not be required prior to the expiration of such period or that any funds which may be required will be available,  if at all, on acceptable terms. If additional funds are required, our inability to raise such funds will have an adverse effect upon our operations. If adequate capital is not available, we will have to reduce or eliminate our planned expansion activities, which could otherwise ultimately provide significant revenue.

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

Description of Business.

A.  History of the Company

Famous Uncle Al’s Hot Dogs & Grille, Inc. was originally incorporated in the State of Delaware on March 4, 2005.  We were formed for the purpose of receiving future and existing restaurant franchising rights from Famous Uncle Al’s Hot Dogs, Inc., also a Delaware corporation.  Famous Uncle Al’s Hot Dogs, Inc., owned the exclusive worldwide right to franchise quick service restaurants operating under the “Famous Uncle Al’s Hot Dogs” name.  The Famous Uncle Al’s Hot Dogs restaurants serve hot dogs and other style sandwiches that use “secret recipes” and preparation techniques created by Al Stein, the original “Uncle Al”.  We maintain offices at One Plaza West, 100 Mill Plain Road, Danbury, CT 06811, and our phone number is (866) 910-3107. Our Internet website address is www.fdoginc.com or www.famousunclealshotdogs.com. Our common stock is currently traded on the OTC Bulletin board.

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

B. Current status of business

The primary business of the company is selling Famous Uncle Al’s Hot Dogs & Grille Franchised restaurants. The company also sells regional franchises, also known as territorials or Area Developer agreements. Regional franchises are responsible for the development of franchised restaurants in designated geographic territories. The company derives revenue from three primary sources. 1) One time fees for individual franchised stores. 2) One time fees for regional franchise territories. 3) Continuing royalties from operating franchised stores (ongoing weekly continuation fees).

Results of Operations

           The following discussion and analysis provides information, which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.

Three months ended March 31, 2008 and March 31, 2007

Profit/Loss

The company realized a net loss of $ 290,201 in the first quarter of 2008 compared to a net loss of $ 83,564 for the first quarter of 2007 resulting in an increased loss of $ 206,637. The increase in loss was due primarily to increased marketing activity.

Revenue

Total revenue for the first quarter of 2008 was $ 27,501 compared to $ 13,702 for the first quarter in 2007 resulting in a increase in revenue of $ 13,799. The increase in revenue was due primarily to increased franchise sales.

Royalty and other revenue, which includes marketing contributions from vendors, for the first quarter of 2008 was $ 10,001 compared to $ 13,702 in the first quarter of 2007 resulting in a decrease of $ 3,701.

Franchise (unit agreements) and Regional Franchise (developer agreements) revenue for the first quarter of 2008 was $ 17,500 compared to $ 0 in the first quarter in 2007 resulting in an increase of $ 17,500.

Expenses

Expenses for the first quarter of 2008 were $ 317,702 compared to $ 97,266 for the first quarter in 2007 resulting in an increase in expenses of $ 220,436. The increase in expenses was due primarily to increased marketing and promotional activities. Expenses included accrued expenses of $ 202,000 for services rendered to the Company including race car sponsorship, advertising design, real estate location service,training, store build out oversight, consulting, franchised restaurant hosting of corporate meetings and sales and marketing representation in various markets. All of the $ 202,000 of accrued expense was paid 4/2/2008 by issuance of 505,000 shares of common stock of the Company.

Operating Restaurants

There are currently 10 franchised restaurants opened and operating at March 31, 2008.  There are 2 restaurants under construction and an additional 1 restaurant under contract that has secured a location. 1 restaurant opens 5/15/2008, 1 is expected to be opened by July, 2008 and 1 before the end of the year 2008. This will result in 13 operating restaurants.

Operating Restaurants		Under Construction or Contract
Location	Quantity	Location	Quantity

Las Vegas,NV	3	Las Vegas,NV (lease signed)	1
Danbury, CT	1	Lancaster, Ohio (opening 5/15/2008)	1
Chesapeake,VA	1	Norfolk,VA (opening June-July)	1
Franklin,VA	1
Phoenix,AZ	1
Melbourne, FL	1
Winter Spring,FL	1
West Haven,CT	1

Total	10	Total	3

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

Liquidity and Capital Resources

D. Capital Resources

The company is experiencing a burn rate of approximately $ 41,000 per month for the first three months of 2008. The company has not developed sufficient ongoing royalty revenue to support operations. Until the company develops sufficient ongoing revenue from royalties, the company will be dependent on franchise and regional franchise fees to support operations. In lieu of such sales materializing, the company is dependent on loans and alternative sources of revenue.

During the first quarter of 2008 we issued 414,000 shares at $ 0.25 per share for a total of $103,500 cash as follows; 1/30/2008 issued 44,000 shares for $ 11,000 , 2/12/2008 issued 160,000 shares for $ 40,000, 2/29/2008 issued 200,000 shares for $ 50,000 and on 3/25/2008 issued 10,000 shares for $ 2,500.

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

F. Research and Development and Expenditures

No direct costs have been incurred for research and development in the last 2 years. The company believes that the basic restaurant concept has been developed but continues to work to enhance menu selection and products. The company does not maintain research and development facilities and utilizes existing franchised restaurants to test menu items and vendors to develop products.

1)

The company currently is offering  a breakfast menu in two  locations. The company has authorized, but has not demanded, all franchised restaurants to offer breakfast. The company expects additional franchised restaurants to initiate breakfast sales in the future.

2)

The company has authorized the use of “curb side” delivery in one location.

3)

The company is experimenting with “pre-sliced” deli meats provided by our current meat supplier. Pending positive results, the company may market these products under the Famous Uncle Al’s brand.

4)

The company has developed a fresh baked bun product and system in conjunction with Morobito Bread and has implemented the system in several restaurants. This system consists of par baked buns delivered to our restaurants and baked on site.

5)

The company has initiated a proprietary coffee system from a private roaster in several restaurants but has not yet demanded all restaurants to utilize the system. The company intends to eventually brand the coffee product as “Famous Uncle Al’s” and offer the beans for retail sale.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our financial assets consist of bank deposits and we own no portfolio investments that would expose our Company to the type of risks described in Item 304 of Regulation S-K.

ITEM 4.

CONTROLS AND PROCEDURES

.

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him.

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

            Based upon an evaluation conducted for the period ended March 31, 2008, Paul Esposito, who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of March 31, 2008, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

PART II - OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2008 we issued 414,000 shares at $ 0.25 per share for a total of $103,500 cash as follows; 1/30/2008 issued 44,000 shares for $ 11,000 , 2/12/2008 issued 160,000 shares for $ 40,000, 2/29/2008 issued 200,000 shares for $ 50,000 and on 3/25/2008 issued 10,000 shares for $ 2,500.

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

ITEM 6

EXHIBITS

(a)  Exhibit 31.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the small business issuer's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008

Exhibit 32.1 Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with respect to the small business issuer's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008

(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended March 31, 2008.

* * * * *

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Famous Uncle Al’s Hot Dogs & Grille, Inc.

By: /s/ Paul Esposito	Chief Executive Officer, Chief Financial Officer	Dated: May 20, 2008
Paul Esposito

INDEX TO EXHIBITS

EXHIBIT

DESCRIPTION

STATUS

31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith