Form 10-Q
period 2008-06-30
Famous Uncle Als Hot Dogs & Grille Inc
filed 2008-08-19
CIK 1349976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30 2008

Commission file number                 333-132948

Famous Uncle Al’s Hot Dogs & Grille, Inc.

(Exact  name of small business issuer in its charter)

Delaware	20-2791397
------------------------------------------------------------------------	-------------------------------------------
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Mill Plain Rd. Danbury, CT	06811
------------------------------------------------------------------------	-------------------------------------------
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:   (866) 910-3107

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of June 30, 2008, the registrant had 14.018,875 shares of common stock, $.001 par value, issued and outstanding.

==========================================================================

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Famous Uncle Al’s Hot Dogs & Grille, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Famous Uncle Al's Hot Dogs & Grille, Inc.
Balance Sheet
	June 30, 2008 (unaudited)	December 31, 2007

Assets

Current Assets
Cash	$4,647	$2,825
Accounts receivable	32,000	32,000
Prepaid expenses	2,922	0
Total current assets	39,569	34,825

Equipment, net	121,348	125,848

Other:
Security deposits	5,200	5,200
Total Assets	$166,117	$165,873

Liabilities and Stockholders' Deficiency

Current Liabilities:
Trade accounts payable	$93,865	$101,640
Accrued expenses	202,578	184,305
Deferred income	0	35,000
Current portion of long term debt	111,090	111,090
Total current liabilities	407,533	432,035

Long-term debt:
Related party	20,200	0

Stockholders' Deficiency:
Common stock-70,000,000 authorized $0.001 par value
14,018,875 issued & issuable (12,688,875 in 2007)	14,019	12,689
Additional paid in capital	2,771,028	2,357,778
Accumulated Deficit	(3,046,663)	(2,636,629)
Total Stockholders' Deficiency	(261,616)	(266,162)

Total Liabilities & Stockholders' Deficiency	$166,117	$165,873
See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Operations
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Initial franchise fees-unit agreements	$35,000	$0	$52,500	$0
Ongoing weekly continuation fees	22,882	11,000	30,647	24,200
Other	13,794	10,182	16,030	10,684
Franchising revenue	71,676	21,182	99,177	34,884

Costs & Expenses:
Franchise sales	81,907	37,315	127,155	66,578
General & administrative	109,605	73,560	382,058	124,099
Interest	0	20,295	0	37,759
Total Costs & Expenses	191,512	131,170	509,213	228,436

Income before income taxes	(119,836)	(109,988)	(410,036)	(193,552)

Income taxes	0	0	0	0
Net Loss	($119,836)	($109,988)	($410,036)	($193,552)
Net Loss Per Share, basic	Nil	($0.01)	($0.03)	($0.02)
Weighted average shares, basic	13,873,370	10,745,743	13,372,463	10,705,035

See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net Loss	($410,036)	($193,553)
Adjustments required to reconcile net income
to cash used in operating activities:
Depreciation expense	4,500	1,000
Stock issued for services	261,080	25,000
(Increase) decrease in accounts receivable	0	17,500
(Increase) decrease in prepaid expenses	(2,922)	0
Increase (decrease) in accounts payable & accrued expenses	(24,501)	77,870
Cash flows used by operating activities:	(171,878)	(56,726)

Cash flows from financing activities:
Proceeds from issuance of common stock	153,500	100,000
Loans from related parties	20,200	20,000
Cash generated by financing activities	173,700	120,000

Change in cash	1,822	63,274
Cash-beginning of period	2,825	20,245
Cash-end of period	$4,647	$83,519
See notes to unaudited interim financial statements.

FAMOUS UNCLE AL’S HOT DOGS & GRILLE, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2008 and 2007. All such adjustments are of a normal recurring nature. Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements

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

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on our financial statements.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

4.	Recent Issuance of Common Stock

We issued 614,000 shares of common stock in exchange for $153,500 in cash.  We also issued 716,000 shares of stock in receipt of services valued at $261,080 or about $0.36 per share. We valued these shares at the quoted market price at the date of the underlying agreement. All common shares issued are restricted as to transferability.

5.	Management’s Plan

At June 30 2008, we had working capital deficiency of approximately $368,000.  We have recognized inconsistent revenue to date. Our operations have been financed to date through sales of our common stock through private placements, loans, sales of franchise territory agreements and royalties from franchisee sales.  We require significant additional capital for the expansion of our franchising operations.  We believe additional funding will be required to fund our operations until at least December 31, 2008.  However,  no assurance can be given that additional funds will not be required prior to the expiration of such period or that any funds which may be required will be available,  if at all, on acceptable terms. If additional funds are required, our inability to raise such funds will have an adverse effect upon our operations. If adequate capital is not available, we will have to reduce or eliminate our planned expansion activities, which could otherwise ultimately provide significant revenue.

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

B. Current status of business

The primary business of the company is selling Famous Uncle Al’s Hot Dogs & Grille Franchised restaurants. The company also sells regional franchises, also known as territorial or Area Developer agreements. Regional franchises are responsible for the development of franchised restaurants in designated geographic territories. The company derives revenue from three primary sources. 1) One time fees for individual franchised stores. 2) One time fees for regional franchise territories. 3) Continuing royalties from operating franchised stores (ongoing weekly continuation fees). The company also derives other revenue from marketing contributions from vendors.

Results of Operations

The following discussion and analysis provides information, which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.

Six months ended June 30, 2008 and June 30, 2007

Profit/Loss

The company realized a net loss of $ 410,036 in the first half of 2008 compared to a net loss of $ 193,552 for the first half of 2007 resulting in an increased loss of $ 216,484. The increase in loss was due primarily to increased expenses which includes the issue of shares as payment for services valued at $ 261,080.

Revenue

Total revenue for the first half of 2008 was $ 99,177 compared to $ 34,884 for the first half in 2007 resulting in an increase in revenue of $ 64,293. or 284%. The increase in revenue was due primarily to increased franchise sales, including the recognition of deferred revenue from previous periods, increased weekly royalty collection and increased other revenue.

Royalty and other revenue, which includes marketing contributions from vendors, for the first half of 2008 was $ 46,677 compared to $ 34,884 in the first half of 2007 resulting in an increase of $ 11,793.

Franchise (unit agreements) and Regional Franchise (developer agreements) revenue for the first half of 2008 was $ 52,500 compared to $ 0 in the first half in 2007 resulting in an increase of $ 52,500.

Expenses

Expenses for the first half of 2008 were $ 509,213 compared to $ 228,436 for the first half in 2007 resulting in an increase in expenses of $ 280,777. The increase in expenses was due primarily to increased marketing and promotional activities. Expenses included accrued expenses of $ 261,080 for services rendered to the Company including race car sponsorship, advertising design, real estate location service, training, store build out oversight, consulting, franchised restaurant hosting of corporate meetings and sales and marketing representation in various markets.  $ 202,000 of accrued expense was paid 4/2/2008 by issuance of 505,000 shares of common stock of the

Company and $ 59,080 was paid  4/21/2008   by issuance of   211,000          shares of common stock of the Company.

Three Months ended June 30,2008 and June 30, 2007

Profit/Loss

The company realized a net loss of $ 119,836 in the second quarter of 2008 compared to a net loss of $ 109,988 for the second quarter of 2007 resulting in an increased loss of $ 9,848. The increase in loss was due primarily to increased expenses.

Revenue

Total revenue for the second quarter of 2008 was $ 71,676 compared to $ 21,182 for the second quarter in 2007 resulting in an increase in revenue of $ 50,494. The increase in revenue was due primarily to increased franchise sales, including the recognition of deferred revenue from previous periods, increased weekly royalty collection and increased other revenue.

Royalty and other revenue, which includes marketing contributions from vendors, for the second quarter of 2008 was $ 36,676 compared to $ 21,182 in the second quarter of 2007 resulting in an increase of $ 15,494.

Franchise (unit agreements) and Regional Franchise (developer agreements) revenue for the second quarter of 2008 was $ 35,000 compared to $ 0 in the second quarter in 2007 resulting in an increase of $ 35,000.  The entire revenue amount of $ 35,000 was the result of recognition of deferred revenue from previous periods.

Expenses

Expenses for the second quarter of 2008 were $ 191,512 compared to $ 131,170 for the second quarter of 2007 resulting in an increase in expenses of $ 60,342. The increase in expenses was due primarily to increased marketing and promotional activities.

Operating Restaurants

There are currently 11 franchised restaurants opened and operating at June  30, 2008.  There is 1 restaurants under construction that is expected to be opened by July, 2008 and 1 before the end of the year 2008. This will result in 13 operating restaurants.

Operating Restaurants		Under Construction or Contract
Location	Quantity	Location	Quantity

Las Vegas,NV	3	Las Vegas,NV (lease signed)	1
Danbury, CT	1
Chesapeake,VA	1	Norfolk,VA (opened-July)	1
Franklin,VA	1
Phoenix,AZ	1
Melbourne, FL	1
Winter Spring,FL	1
West Haven,CT	1
Lancaster, Ohio	1

Total	11	Total	2

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

Liquidity and Capital Resources

D. Capital Resources

The company is experiencing a burn rate of approximately $ 68,000 per month for the first six months of 2008. Excluding services paid by issuance of shares of the common stock of the company the burn rate is approximately $ 25,000 per month for the first six months of 2008. The company has not developed sufficient ongoing royalty revenue to support operations. Until the company develops sufficient ongoing revenue from royalties, the company will be dependent on franchise and regional franchise fees to support operations. In lieu of such sales materializing, the company is dependent on loans and alternative sources of revenue.

During the first quarter of 2008 we issued 414,000 shares at $ 0.25 per share for a total of $103,500 cash as follows; 1/30/2008 issued 44,000 shares for $ 11,000 , 2/12/2008 issued 160,000 shares for $ 40,000, 2/29/2008 issued 200,000 shares for $ 50,000 and on 3/25/2008 issued 10,000 shares for $ 2,500.

During the second quarter of 2008 we issued 200,000 at $ 0.25 for a total of $ 50,000.

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

ITEM 4.

CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to him.

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

Based upon an evaluation conducted for the period ended June 30,2008, Paul Esposito, who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of June 30,2008, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

      ·     Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

      ·     Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

      ·     In order to remedy our existing internal control deficiencies, as soon as our finances allow, we will hire a Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures

Changes in internal control over financial reporting

We have not yet made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2008 211,000 shares of common stock of the Company were issued as payment of $59,080 for services.

During the second quarter of 2008 we received $50,000 for 200,000 shares at $ 0.25 per share, to be issued.

The common shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

ITEM 6

EXHIBITS

(a)  Exhibit 31 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the small business issuer's Quarterly Report on Form 10-Q for the quarter ended June 30,2008.

Exhibit 32 Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with respect to the small business issuer's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended June 30,2008.

* * * * *

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Famous Uncle Al’s Hot Dogs & Grille, Inc.

By: /s/ Paul Esposito	Chief Executive Officer, Chief Financial Officer	Dated: August 19, 2008
Paul Esposito

INDEX TO EXHIBITS

EXHIBIT

DESCRIPTION

STATUS

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith