Form 10KSB/A
period 2007-12-31
Famous Uncle Als Hot Dogs & Grille Inc
filed 2008-10-01
CIK 1349976

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    [      ]     No    [   X   ]

Issuer’s revenues for its most recent fiscal year:   $155,832

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of Dec 31, 2007  ($.30) was: $1,492,162.50   For purposes of this computation, we consider all directors, and holders of 10% or more of our common stock, to be affiliates.  The number of shares of our common stock held by non-affiliates as of December 31, 2007 was 4,973,875.

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

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

A.  History of the Company

Famous Uncle Al’s Hot Dogs & Grille, Inc. was originally incorporated in the State of Delaware on March 4, 2005.  We were formed for the purpose of receiving future and existing restaurant franchising rights from Famous Uncle Al’s Hot Dogs, Inc., also a Delaware corporation.  Famous Uncle Al’s Hot Dogs, Inc. owned the exclusive worldwide right to franchise quick service restaurants operating under the “Famous Uncle Al’s Hot Dogs” name.  The Famous Uncle Al’s Hot Dogs restaurants serve hot dogs and other style sandwiches that use “secret recipes” and preparation techniques created by Al Stein, the original “Uncle Al”.  We maintain offices at One Plaza West,

100 Mill Plain Road, Danbury, CT 06811, and our phone number is (866) 910-3107 or (203) 791-0044.  Our Internet website address is www.fdoginc.com or www.famousunclealshotdogs.com.  Our common stock is currently traded on the OTC Bulletin Board under the symbol FDOG. .

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

Winter Spring, FL; Melbourne, FL; Franklin, VA; Chesapeake, VA; Danbury, CT; West Haven, CT; Phoenix, AZ; Las Vegas, NV (three franchises).

The following stores have closed or left the system:

Daytona, FL; University of Central Florida ; Pittsburgh, PA; Naples, FL; Destin, FL; Virginia Beach, VA

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

The company has regional agreements that could result in the expansion of multiple stores nationwide. Regional agreements grant the right to a “regional franchisee” or “territory director” to develop Famous Uncle Al’s Hot Dogs & Grille franchised restaurants in a defined geographic area.  Areas are defined by county or state, or other geographic criteria.  The regional franchisee or territory director promotes and markets individual franchise sales for the company.  A regional franchisee is obligated to develop a fixed number of restaurants in his territory.  The regional franchisee will receive $10,000 of the $17,500 franchise fee for each of the franchises that open in that franchisee’s territory. The regional franchisee or territory director also receives 2% of the volume generated by each individual unit developed in the territory.

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

5)

Nevada (One of three regional franchisees in Las Vegas area)

6)

Nevada (One of three regional franchisees in Las Vegas area)

7)

Phoenix area of Arizona

8)

State of Virginia.

9)

Seminole and Orange counties, Florida

The following regions are considered non-active and in default of their agreements, however the Company has not taken any action to terminate these agreements.

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

Four individuals, including Paul Esposito, our Chief Executive Officer who owns shares amounting to 18.12% of our total issued and outstanding shares, and Dean Valentino, our President, and owner of shares amounting to 14.5% ownership (the “Principal Stockholders) collectively owned 60.77% of our outstanding common stock. For information on the number of shares of common stock beneficially owned by each Principal Stockholder, see “Selling Security Holders” and “Security Ownership of Certain Beneficial Owners and Management.” There are no pre-emptive rights in connection with our common stock.  Each share of common stock is entitled to one vote on all matters submitted to a vote of stockholders, and directors will be elected by a plurality of the votes cast at meetings at which directors are to be elected. As a result, the Principal Stockholders have the ability to elect all of our directors, control the outcome of all matters requiring stockholder approval and control our management and affairs.

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

The company is dependent upon Paul Esposito, Chief Executive Officer, Dean Valentino, President, Secretary and Treasurer, as well as Richard Michael, a franchise consultant, with respect to its operations.  The company has not entered into employment or consulting agreements with Messrs. Esposito, Valentino, or Michael, and has not obtained key men life insurance on their lives.  The company has compensated only Paul Esposito $21,800 during the year 2007. Richard Michael has been compensated according to a commission schedule. The company's future success also depends on its ability to attract and retain other qualified personnel, for which competition is intense.  The loss of certain key employees or the company's inability to attract and retain other qualified employees could have a material adverse effect on the company's results of operations.

18.

Since Our Franchise Licensing Rights Are Subject To A License Agreement, The Termination Of Or Failure To Renew Such License Agreement In The Future Can Cause us to discontinue use of the name “Famous Uncle Al’s Hot Dogs” .

Our entire business is based upon our right to franchise the Uncle Al’s Hot Dog restaurants, based on the assignment to us of a Franchise Licensing Rights Agreement dated November 12, 2002, as amended September 7, 2005.  That license agreement granted us a 75-year license to franchise the Famous Uncle Al’s Hot Dogs recipes and restaurant concept created by Alan Stein, the “original” Famous Uncle Al.  There are certain terms and conditions that must be met in order to keep that license in place. The license agreement imposes certain payments on us. Termination of the license could occur if the company failed to remedy any default by it under the agreement within thirty days after such a default. The termination of the license agreement in the future could cause us to discontinue use of the name “Famous Uncle Al’s Hot Dogs”.

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

On December 7, 2007, we retained JARS FAMILY GROUP, LLC (“Advisor”) to serve on the Company’s Advisory Board and to act as an advisor to the Company.

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

We issued 300,000 shares of stock to acquire a non-operating interest in the physical assets and leasehold improvements of one of our restaurants. The shares were issued at $.40 a share and valued at $120,000 and reflected the quoted market price of the stock on the date of the agreement.

The above stock issues were authorized by resolutions dated June 23, 2007 and August 27, 2007.

We also issued 167,000 shares of stock for services valued at $71,800. The shares were issued at $0.40-$0 .50 per share and reflect the market value of the stock at the time of the underlying agreements. 60,000 of those shares were issued pursuant to an on-going consulting agreement requiring the issue of 20,000 shares per month at the beginning of each month through June 30, 2008.

The above stock issues were authorized by resolutions dated June 23, 2007, July 19, 2007, August 27, 2007, September 14, 2007 and October 3, 2007.

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

Plans for additional funds

Additional funds will be required to implement accelerated growth plans.  The company has made no significant effort to secure additional sources financing at this time. The company intends to seek funding of up to $2,000,000 to support an accelerated marketing effort. Funds will be utilized to hire qualified sales and marketing personnel, increased advertising and to pay for other expenses associated with marketing such as travel, lodging and entertainment. Selling franchises is dependent, in great part, on the ability of the company representative to present the opportunity in a highly professional manner to prospects. The company works closely with regional Franchisees to market individual franchises in each territory.

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

Results of Operations

Results of operations for 2007 was a net loss of ($1,503,592) compared to a net loss of ($1,028,449) for 2006. The loss includes a one time charge to earnings of $1,096,717 for the Fair Value of warrants issued for consulting, $79,800 for value of shares issued for services, $1500 for depreciation and $27,580 for amortization of debt discount. Cash flow used by the Company was $161,920.

Revenue for 2007 was $155,832 compared to $270,079 in 2006. Total costs and expenses in 2007 were $1,659,425 (including a one time $1,096,717 for the Fair Value of warrants issued for consulting, $79,800 for value of shares issued for services, $1,500 for depreciation and $27,580 for amortization of debt discount) compared to $1,298,528 in 2006. The Company’s revenue consisted of $72,000 from franchise fees, $58,592 from royalties and $25,240 from other sources.

The Company’s primary sources of revenue are fees collected from the sale of regional territories to developers, fees from the sale of individual franchises and continuing royalties from individual franchised stores.

Geographic territories are sold to developers at a cost of approximately $40,000 to $60,000. Developers are authorized to sell individual franchises within the territory. The territories are based on population density, local economic conditions, availability of suitable retail sites, demographics and to some extent the ability of the developer. Each territory contract requires the developer to fulfill an annual quota of sold franchises. Developers receive a portion of the individual franchise fee and a portion of the continuing royalties from each unit. The company has determined that there are at least 80 territories in the US that can be considered for sale to developers.

Franchises are sold on an individual basis to franchisees within the Regional territories. The franchise fee is $17,500. The selling developer receives $10,000 from each franchise sold. Based on information regarding other US franchise systems the company believes that there is as many as 5000 suitable retail locations in the US.

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

In the last twelve months the company has received the following loans, as detailed:

The company has received loan proceeds of $20,000,000 from an officer. The original date of this loan is 5/15/2007. That loan was converted to equity on 6/23/2007.

The company has not received any other loan proceeds in the past 12 months.

In the past twelve months the company has received a total of $124,500 from private placements.

The company has received, from loans and private placements, a total of $144,500 in funding. The company depended on these funds for legal fees (SEC and franchise attorney), product enhancements and development, G&A, marketing, advertising and other start up expenses.

The company has long term debt liabilities of 111,090 debt liabilities remaining from part of the settlement agreement with the franchise license assignor.

$300,000 was converted to equity.

The company has assumed $55,000 in notes payable to 6 individuals in connection with its purchase of the licensing rights. The collective original amount of the notes was $85,000. $25,000 has been paid through a stock issuance. The notes are to be paid through proceeds derived from the sale of future franchises in or near the original subject store territory. The company intends to pay in accordance with the terms of the notes or prepay from earned income, replacement or refinancing of the loan, or future offerings or a combination of these means.

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

Liquidity and Capital Resources

The company is dependent on continuing sales of Regional and individual Franchises and continuing royalties for liquidity.  At Dec. 31, 2007, the company had working capital deficiency of approximately $400,000.

The company's operations have been financed to date through sales of its common stock through private placements, loans, sales of franchise territory agreements and royalties from franchisee sales.  The company requires significant additional capital for the expansion of its franchising operations.  The company believes that revenue generated from existing stores and $250,000 from anticipated Regional and individual franchise sales and additional royalty revenue will be required to fund its operations until at least December, 31, 2008.  Cash flows used by operating activities in 2007 was ($161,920). Revenue in 2007 was $155,832 including franchise fees of $72,000 and ongoing royalty revenue of $58,592 and other revenue of $25,240. Some of the franchised stores from which royalty revenue was generated were opened for less than the full year. Some stores were granted a temporary ‘royalty holiday”. Based on existing stores continued operations the company currently generates ongoing royalty revenue at an annual rate of $150,000.  If regional and individual franchise sales and additional royalty revenue of at least $250,000 do not materialize then the company will require additional funding to continue operations.

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

Advertising Costs: Franchisees may be required to pay a percentage of monthly sales to the Famous Uncle Al’s Advertising Fund (the “Fund”) for collective advertising and marketing programs. We have not required any funds be paid into nor have any expenses been incurred on behalf of the advertising fund through December 31, 2006 The Company incurs franchise development related advertising costs and expenses those costs as incurred. Advertising expense was $18,657 and $58,355 for the years ended December 31, 2007 and 2006 respectively.

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

We have a current operating loss carry-forward of $500,000 resulting in deferred tax assets of $170,000. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

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

5. Commitments:

We are obligated to pay Al Stein monthly for the use of certain trademarks and processes necessary for the Famous Uncle Al’s chain. We also rent two offices. One is under a 3 year commitment and the other under a month-month agreement. Current expense as well as future commitments under these agreements is as follows:

	Al Stein License Agreement	Office Rent
2007 Expense	$28,500	$27,801
Future Commitments:
2008	36,000	20,700
2009		20,700
2010
Totals	$36,000	$41,400

6. Stockholders' Equity

Description of Securities

Common Stock: Our certificate of incorporation authorizes the issuance of 70,000,000 shares of $0.001 par value common stock. In general, the holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors.

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
Certified Public Accountant
Orlando, Florida

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

At the end of the period covered by this report on Form 10-KSB/A for the year ended December 31, 2007, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the President, who is the principal executive officer, and Treasurer, who is the principal financial and accounting officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the President and the Treasurer have concluded that the Company's disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

ITEM 8A.

CONTROLS AND PROCEDURES

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of December 31, 2007 based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the principles and framework of the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007 and no material weaknesses were discovered.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8B.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the Company’s the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUMMARY COMPENSATION TABLE

Annual Compensation

Director Compensation; Employment Agreements

We presently only pay one officer and director any salary or consulting fee.  Paul Esposito was compensated $21,800 in 2007. We do not have a written employment agreement with any officer or director.

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

Dean Valentino, President and Director loaned the company $20,000 0n 5/15/2007. That loan has been converted to equity.

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

Famous Uncle Al’s Hot Dogs & Grille, Inc.

By:	President	Dated: September 30, 2008
Dean Valentino	Director, Secretary and Treasurer

By:	Chief Executive Officer	Dated: September 30, 2008
Paul Esposito

INDEX TO EXHIBITS

EXHIBIT

DESCRIPTION

STATUS

31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith