Form 10-Q
period 2008-09-30
Famous Uncle Als Hot Dogs & Grille Inc
filed 2008-11-19
CIK 1349976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30 2008

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of September 30, 2008, the registrant had 14.018,875 shares of common stock, $.001 par value, issued and outstanding.

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

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Famous Uncle Al's Hot Dogs & Grille, Inc.
Balance Sheet
	September 30, 2008 (unaudited)	December 31, 2007

Assets

Current Assets
Cash	$4,647	$2,825
Accounts receivable	32,000	32,000
Prepaid expenses	2,922	0
Total current assets	39,569	34,825

Equipment, net	121,348	125,848

Other:
Security deposits	5,200	5,200
Total Assets	$166,117	$165,873

Liabilities and Stockholders' Deficiency

Current Liabilities:
Trade accounts payable	$93,865	$101,640
Accrued expenses	202,578	184,305
Deferred income	0	35,000
Current portion of long term debt	111,090	111,090
Total current liabilities	407,533	432,035

Long-term debt:
Related party	20,200	0

Stockholders' Deficiency:
Common stock-70,000,000 authorized $0.001 par value
14,018,875 issued & issuable (12,688,875 in 2007)	14,019	12,689
Additional paid in capital	2,771,028	2,357,778
Accumulated Deficit	(3,046,663)	(2,636,629)
Total Stockholders' Deficiency	(261,616)	(266,162)

Total Liabilities & Stockholders' Deficiency	$166,117	$165,873
See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Operations
(Unaudited)
	Nine Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Initial franchise fees-unit agreements	$35,000	$0	$52,500	$0
Ongoing weekly continuation fees	22,882	11,000	30,647	24,200
Other	13,794	10,182	16,030	10,684
Franchising revenue	71,676	21,182	99,177	34,884

Costs & Expenses:
Franchise sales	81,907	37,315	127,155	66,578
General & administrative	109,605	73,560	382,058	124,099
Interest	0	20,295	0	37,759
Total Costs & Expenses	191,512	131,170	509,213	228,436

Income before income taxes	(119,836)	(109,988)	(410,036)	(193,552)

Income taxes	0	0	0	0
Net Loss	($119,836)	($109,988)	($410,036)	($193,552)
Net Loss Per Share, basic	Nil	($0.01)	($0.03)	($0.02)
Weighted average shares, basic	13,873,370	10,745,743	13,372,463	10,705,035

See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Cash Flows
(unaudited)

	Six Months Ended September 30,
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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended September 30, 2008 and 2007. All such adjustments are of a normal recurring nature. Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements

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

At September 30 2008, we had working capital deficiency of approximately $368,000.  We have recognized inconsistent revenue to date. Our operations have been financed to date through sales of our common stock through private placements, loans, sales of franchise territory agreements and royalties from franchisee sales.  We require significant additional capital for the expansion of our franchising operations.  We believe additional funding will be required to fund our operations until at least December 31, 2008.  However,  no assurance can be given that additional funds will not be required prior to the expiration of such period or that any funds which may be required will be available,  if at all, on acceptable terms. If additional funds are required, our inability to raise such funds will have an adverse effect upon our operations. If adequate capital is not available, we will have to reduce or eliminate our planned expansion activities, which could otherwise ultimately provide significant revenue.

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

Six months ended September 30, 2008 and September 30, 2007

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

Three Months ended September 30,2008 and September 30, 2007

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

ITEM 4.

CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to him.

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

Based upon an evaluation conducted for the period ended September 30,2008, Paul Esposito, who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of September 30,2008, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

ITEM 6

EXHIBITS

(a)  Exhibit 31 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the small business issuer's Quarterly Report on Form 10-Q for the quarter ended September 30,2008.

Exhibit 32 Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with respect to the small business issuer's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended September 30,2008.

* * * * *

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Famous Uncle Al’s Hot Dogs & Grille, Inc.

By: /s/ Paul Esposito	Chief Executive Officer, Chief Financial Officer	Dated: November 19, 2008
Paul Esposito

INDEX TO EXHIBITS

EXHIBIT

DESCRIPTION

STATUS

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith