Form 10-K
period 2008-12-31
Famous Uncle Als Hot Dogs & Grille Inc
filed 2009-05-15
CIK 1349976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

[   ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission file number                 333-132948

Famous Uncle Al’s Hot Dogs & Grille, Inc.

(Name of small business issuer in its charter)

Delaware	20-2791397
------------------------------------------------------------------------	-------------------------------------------
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Mill Plain Rd. Danbury, CT	06811
------------------------------------------------------------------------	-------------------------------------------
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:   (203) 616-2930

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      [X   ]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes    [      ]     No    [   X   ]

Issuer’s revenues for its most recent fiscal year:   $ 118,065

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of December 31, 2008 ($ .05) was: $ 423,543   For purposes of this computation, we consider all directors, and holders of 10% or more of our common stock, to be affiliates.  The number of shares of our common stock held by non-affiliates as of December 31, 2008 was 8,470,875.

Number of shares issued and outstanding of each of the issuer’s classes of common equity as of December 31, 2008 was 14,688,875 shares of common stock, $0.001 par value.

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

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

A.

History of the Company

Famous Uncle Al’s Hot Dogs & Grille, Inc. was originally incorporated in the State of Delaware on March 4, 2005.  We were formed for the purpose of receiving future and existing restaurant franchising rights from Famous Uncle Al’s Hot Dogs, Inc., also a Delaware corporation.  Famous Uncle Al’s Hot Dogs, Inc., owned the exclusive worldwide right to franchise quick service restaurants operating under the “Famous Uncle Al’s Hot Dogs” name.  The Famous Uncle Al’s Hot Dogs restaurants serve hot dogs and other style sandwiches that use “secret recipes” and preparation techniques created by Al Stein, the original “Uncle Al”.  We maintain offices at One Plaza West, 100 Mill Plain Road, Danbury, CT 06811, and our phone number is (203) 616-2930.  Our Internet website address is www.fdoginc.com or www.famousunclealshotdogs.com.  Our common stock is currently traded on the OTC Bulletin Board under the symbol FDOG. .

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

A regional franchisee purchases a defined geographic area and is obligated to develop Famous Uncle Al’s Hot Dogs & Grille restaurants in their defined territory. Regional franchisees endeavor to sell the individual franchise opportunity to prospects. The Company benefits in the short term by receiving a one-time fee from the regional franchisee and a one-time fee from each individual franchisee that the regional franchisee sells. The Company benefits long term from the weekly ongoing royalties collected from each individual franchise. This structure is designed to create a network of regional franchisees that serve as a sales force for the Company. Regional franchisees are compensated on a commission basis only. The Company believes that this structure will allow the Company to develop a dedicated national sales and marketing infrastructure without incurring the financial liability of supporting employed sales persons

The Company has 11 Operating franchises located in:

Winter Spring, FL; Melbourne, FL; ,Coconut Beach, FL, Franklin, VA; Chesapeake,VA;; Danbury, CT; West Haven, CT; Phoenix,AZ; Las Vegas, NV (two franchises) and Ohio.

The following stores have closed or left the system:

Las Vegas, (1)

B.

Employees:

Three (3) full time employees.

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

4.

We are expanding our business through sales of franchises in new locations and this brings with it financial risks related to the management of growth.

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

As of December 31, 2008, there are 8 active regional franchisees or territorial directors, some of which were obtained subsequent to the assignment of the license.

As of December 31, 2008, our active regional franchisee territories are as follows:

1)

Fairfield County, Connecticut

2)

New Haven County, Connecticut

3)

Northern portion of Palm Beach county, Florida-

4)

Nevada (One of three regional franchisees in Las Vegas area)

5)

Nevada (One of three regional franchisees in Las Vegas area)

6)

Nevada (One of three regional franchisees in Las Vegas area)

7)

Phoenix area of Arizona.

8)

Seminole and Orange counties, Florida

The following regions are considered non-active and in default of their agreements, however the Company has not taken any action to terminate these agreements.

1)

Alabama

2)

Georgia

3)

Mississippi

4)

Colorado

5)

Lee, Collier, Charlotte and Sarasota counties in Florida

6)

State of Virginia

As a result of the increase in operating expenses caused by expansion, operating results may be adversely affected if sales do not materialize, whether due to increased competition or otherwise.  The can be no assurance that the Company will be able to grow in future periods or sustain any rates of revenue growth and profitability.  As a result, the Company believes that period to period comparisons of its results of operation are not necessarily meaningful and should not be relied upon as an indication of future performance. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:

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

7.

We receive as royalty income a certain percentage of the earnings of the independent franchisees to who we have sold our franchises and our profitability is related to the success of those third-party franchisees.

We receive as royalty income a certain percentage of the earnings of the independent franchisees to whom we have sold our franchises.  The specific characteristics of an individual franchise have a direct and unpredictable impact on the royalty income we will receive from a particular franchise, which in turn have a direct and unpredictable impact on our earnings.

8.

Costs are greater and profits are lower for new franchise locations and royalty profits could be lower for new locations.

New franchise locations typically take several months to reach budgeted operating levels due to problems commonly associated with new restaurants, including inability to hire sufficient staff and other factors. There can be no assurance that the franchisees to whom we license will be successful in operating their new restaurants on a profitable basis. We entered several new markets in 2007-2008, in which we have no prior market experience. These new markets and any future new markets are likely to require us to expend significant funds on marketing campaigns. These markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets. Further, since many of our restaurants have been open for less than four years, the earnings achieved to date by such restaurants may not be indicative of future operating results. Accordingly, there can be no assurance that the new restaurants will perform in accordance with management's expectations, or that we will not encounter unanticipated problems or liabilities in connection with the new locations.

9.

Our franchise locations are subject to natural disasters and other problems, and these problems could affect the profitability of our franchise locations, which would affect the profits we receive for franchise royalties.

In the past, some of our locations in Florida were damaged by hurricanes. Some of our coastal franchised stores are particularly susceptible to damage caused by hurricanes or other severe weather conditions. There can be no assurance that if a severe hurricane or other natural disaster should affect the geographical area in which one of our franchised stores operates, that a damaged store would be able to maintain operations.

10.

Franchised stores are dependent upon supply and quality of meat and other Products, and any interruptions in these supplies or quality could affect the profitability of our franchise locations, which would affect the profits we receive for franchise royalties.

The success of our restaurant concept depends upon frequent deliveries of fresh products. Shortages or interruptions in supply can occur and adversely affect the availability, quality and cost of these critical food products. Regional weather conditions may also adversely affect product supply and quality. We have historically utilized one  main meat suppliers and have not experienced significant difficulty in obtaining adequate supplies of fresh products on a timely basis; however, we can make no assurances that in the future inadequate supplies of meat products might not have a materially adverse affect on our franchised operations and profitability.  We do not have long-term supply agreements with any of our suppliers or manufacturers. Although we believe that alternative sources of materials and contract manufacturing services are available, the loss of one or more suppliers or manufacturers could have a material adverse effect on our results of operations until an alternative source is located and has commenced producing our products.

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

12.

Franchised stores are subject to changes in food and other costs and this could have an unpredictable effect on the Company’s profits.

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

13.

Franchise operations are affected by labor costs and labor availability and franchise profits will be reduced when those costs are high or when a qualified labor force cannot be maintained.

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

14.

Other costs of franchised operations could increase unpredictably and this has an unpredictable impact on our profitability.

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

Five individuals, including Paul Esposito, our Chief Executive Officer who owns shares amounting to 15.6 % of our total issued and outstanding shares, and Dean Valentino, our President, and owner of shares amounting to 12.5% ownership (the “Principal Stockholders) collectively owned 50.05 of our outstanding common stock. For information on the number of shares of common stock beneficially owned by each Principal Stockholder, see “Selling Security Holders” and “Security Ownership of Certain Beneficial Owners and Management.” There are no pre-emptive rights in connection with our common stock.  Each share of common stock is entitled to one vote on all matters submitted to a vote of stockholders, and directors will be elected by a plurality of the votes cast at meetings at which directors are to be elected. As a result, the Principal Stockholders have the ability to elect all of our directors, control the outcome of all matters requiring stockholder approval and control our management and affairs.

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

The Company is dependent upon Paul Esposito, Chief Executive Officer, Dean Valentino, President, Secretary and Treasurer, as well as Richard Michael, a franchise consultant, with respect to its operations.  The Company has not entered into employment or consulting agreements with Messrs. Esposito, Valentino, or Michael, and has not obtained key men life insurance on their lives.  The Company has compensated only Paul Esposito $ 33,703 during the year 2008. Richard Michael has been compensated according to a commission schedule. The Company's future success also depends on its ability to attract and retain other qualified personnel, for which competition is intense.  The loss of certain key employees or the Company's inability to attract and retain other qualified employees could have a material adverse effect on the Company's results of operations.

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

ITEM 2.

DESCRIPTION OF PROPERTY

The Company currently rents an office located at 100 Mill Plain Road, Danbury, CT 06811. The office is 900 sq feet, and is located in a modern office complex. The Company pays $1743 per month for the office.

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

The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities.  The OTC Bulletin Board system is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of organized national or regional stock exchanges. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

Holders of Our Common Stock

As of the date of this report, the Company had 126 registered shareholders.

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

On December 7, 2007, we retained C.C.R.I. Corporation, a Colorado corporation (“Consultant”) to perform and provide investor relations and development services for the Company until December 7, 2009.

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

Recent Sales of Unregistered Securities

In 2008 we issued 816,000 shares of stock for services valued at $ 261,080. The shares were issued at $0.28-$0 .40 per share and reflect the market value of the stock at the time of the underlying agreements.

The above stock issues were authorized by resolutions dated February 19, 2008 and March 31, 2008.

In 2008 we issued 1,114,000 shares of common stock in exchange for $ 163,500 in cash.

The above stock issues were authorized by resolutions dated March 31, 2008.

All common shares issued are restricted as to transferability.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

“Public Company Costs”

As a public company, we will incur significant legal, accounting and other costs that we have not previously incurred as a private company. The Sarbanes-Oxley Act of 2002 and related rules of the SEC and The NASDAQ Stock Market regulate corporate governance practices of public companies. We expect that compliance with these public company requirements, including ongoing costs to comply with Section 404 of the Sarbanes-Oxley Act, which includes documenting, reviewing and testing our internal controls, will increase our general and administrative costs. These costs will also include the costs of our independent accounting firm to issue an opinion on our assessment and the effectiveness of our internal controls on an annual basis.  We also may incur higher costs for director and officer liability insurance.  Our expected reporting will be $10,000 for an independent audit assessment and $20,000 in legal fees associated with compliance. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.”

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

The Company will continue this process by investing in additional advertising, generating new sales and marketing materials, developing new marketing methods and other means. The Company intends to continue to recruit additional developers and franchise owners into the foreseeable future.

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

If efforts to raise significant capital fail to procure any funds then the Company will continue with its current “modest” growth pattern indefinitely or until the Company successfully raises the desired capital. If the Company rises less, or more, than the desired amount then efforts will be scaled to the amount of funds available.

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

Results of Operations

Results of operations for 2008 was a net loss of ($ 619,,487) compared to a net loss of

($ 1,503,592) for 2007. The loss includes a one time charge to earnings of $ 120,000 for impairment of long-lived assets and $ 261,080 for value of shares issued for services, $ 1500 for depreciation and $ 3,472 for amortization of debt discount. Cash flow used by the Company was $ 227,815. This results in a decreased net loss of $ 884,105 and a 58% reduction in net loss compared to 2007. This is due primarily to reduced G&A expenses related to the issue of shares and warrants. .

Revenue for 2008 was $ 118,065 compared to $ 155,832  in 2007. This is a decrease in revenue of $ 37,767 or a 24% decrease.. This decrease is due primarily to reduced franchise sales compared to 2007. Franchise sales in 2008 were $ 21,500 compared to $ 72,000 in 2007.

Total costs and expenses in 2008 were $ $ 737,553 compared to $ 1,659,425  in 2007. The reduction in expenses  is due primarily to reduced G&A expenses related to the issue of shares and options.

The Company’s revenue consisted of $ 21,500 from franchise fees, $ 63,072 from royalties and $ 33,494 from other sources.

Franchise sales in 2008  were $ 21,500 compared to $ 72,000 in 2007 resulting in a decrease in franchise sales of $ 50,500 or a 70% decrease. Weekly continuation fee (royalty) revenue in 2008 was $ 63,072 compared to $ 58,592 in 2007 resulting in a increase of

$ 4480 or a 7.6% increase. Other revenue(primarily marketing rebates) in 2008 were $ 33,494 compared to $ 25,240 in 2007 resulting in an increase of $ 8,254 or a 32% increase.

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

Activities of the Company for the last three fiscal years have been primarily start up and development related. The Company expended significant resources in the development and refinement of the Company’s franchise product, a turn key restaurant franchise based on a proprietary menu and operation system. The Company created and refined its menu offerings, store design and theme, food preparation methods and equipment and product sourcing. The Company compiled the information into related operations manuals and other informational packages.

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

In the last twelve months the Company has received the following loans, as detailed:

The Company has received loan proceeds of $ 27,700  from officers.

The Company has received $ 35,000 from other debt borrowings.

In the past twelve months the Company has received a total of $ 163,500 from private placements.

The Company has received, from loans and private placements, a total of $ 226,200 in funding. The Company depended on these funds for legal fees (SEC and franchise attorney), product enhancements and development, G&A, marketing, advertising and other expenses.

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

The Company has long term debt liability of $ 27,700 consisting of loans from an officer.

The Company has short term debt liability of $ 26,806 consisting of convertible notes.

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

Liquidity and Capital Resources

The Company is dependent on continuing sales of Regional and individual Franchises and continuing royalties for liquidity.  At December 31, 2008, the Company had working capital deficiency of approximately $ 400,000.

The Company's operations have been financed to date through sales of its common stock through private placements, loans, sales of franchise territory agreements and royalties from franchisee sales.  The Company requires significant additional capital for the expansion of its franchising operations.  The Company believes that revenue generated from existing stores and $ 250,000 from anticipated Regional and individual franchise sales and additional royalty revenue will be required to fund its operations until at least December, 31, 2009.  Cash flows used by operating activities in 2008 was ($ 227,815). Revenue in 2008 was $  118,065 including franchise fees of $ 21,500 and ongoing royalty revenue of $ 63,072 and other revenue of $ 33,494.. Some of the franchised stores from which royalty revenue was generated were opened for less than the full year and some stores were granted a temporary ‘royalty holiday”. Based on existing stores continued operations and continuing  “royalty holiday” for some stores the Company currently generates ongoing royalty revenue at an annual rate of $ 65,000.  If the Company terminates all “royalty holidays” the Company will generate $ 150,00. If regional and individual franchise sales and additional royalty revenue of at least $ 250,000 do not materialize then the Company will require additional funding to continue operations.

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

The Company’s business is not subject to any particular events other than general economic conditions. Being a moderately priced dining establishment the Company believes that the economic downturn has not and will not significantly impact retail sales in existing locations. The Company believes that the  economic downturn has and will continue to affect the ability to attract new franchisees.

The Company’s core retail product is hot dogs. An interruption in the supply of hot dogs would have a major material impact on retail operations. A dramatic price increase for the product would also impact retail sales and/or the profitability of individual franchises.

The Company uses private label Famous Uncle Al’s hot dogs packed exclusively for the Company. A disruption in supply from the packer would be temporarily disruptive; however equivalent quality product can be obtained from other sources.

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

See Risk Factors included at Item 1 above.

ITEM 7.

FINANCIAL STATEMENTS

Famous Uncle Al's Hot Dogs & Grille, Inc.
Balance Sheet
	December 31, 2008	December 31, 2007

Assets

Current Assets
Cash	$1,210	$2,825
Accounts receivable	0	32,000
Prepaid expenses	0	0
Total current assets	1,210	34,825

Equipment, net	4,348	125,848

Other:
Security deposits	5,200	5,200
Total Assets	$10,757	$165,873

Liabilities and Stockholders' Deficiency

Current Liabilities:
Trade accounts payable	$67,985	$101,640
Accrued expenses	226,578	184,305
Deferred income	0	35,000
Convertible notes due in less than one year	26,806	0
Current portion of long term debt	111,090	111,090
Total current liabilities	432,459	432,035

Long-term debt:
Related party	27,700	0

Stockholders' Deficiency:
Common stock-70,000,000 authorized $0.001 par value
14,688,875 issued & issuable (12,688,875 in 2007)	14,689	12,689
Additional paid in capital	2,792,024	2,357,778
Accumulated Deficit	(3,256,115)	(2,636,629)
Total Stockholders' Deficiency	(449,402)	(266,162)

Total Liabilities & Stockholders' Deficiency	$10,757	$165,873
See Summary of Significant Accounting Policies and Notes to Financial Statements

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Operations
Years Ended December 31, 2008 and 2007
	2008	2007
Initial franchise fees-unit agreements	$21,500	$72,000
Initial franchise fees-developer agreements	0	0
Ongoing weekly continuation fees	63,072	58,592
Other	33,494	25,240
Franchising revenue	118,065	155,832

Costs & Expenses:
Franchise sales	188,411	151,125
General & administrative	419,670	1,458,418
Impairment of long-lived assets	120,000	0
Interest	9,472	49,881
Total Costs & Expenses	737,553	1,659,424

Loss before income taxes	(619,487)	(1,503,592)

Income taxes	0	0
Net Loss	($619,487)	($1,503,592)
Net Loss Per Share, basic	($0.04)	($0.13)
Weighted average shares, basic	13,810,714	11,614,533
See Summary of Significant Accounting Policies and Notes to Financial Statements

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Cash Flows
Years Ended December 31, 2008 and 2007

	2008	2007

Cash flows from operating activities:
Net Loss	($619,487)	($1,503,592)
Adjustments required to reconcile net income
to cash used in operating activities:
Depreciation expense	1,500	1,500
Amortization of debt discount	3,472	27,580
Impairment	120,000	0
Fair value of options issued for services	0	1,096,717
Stock issued for services	261,080	79,800
(Increase) decrease in accounts receivable	32,000	(13,900)
Increase (decrease) in accounts payable & accrued expenses	(26,380)	149,975
Cash flows used by operating activities:	(227,815)	(161,920)

Cash flows from financing activities:
Proceeds from issuance of common stock	163,500	124,500
Loans from related parties	27,700	20,000
Proceeds of other debt borrowings	35,000	0
Cash generated by financing activities	226,200	144,500

Change in cash	(1,615)	(17,420)
Cash-beginning of period	2,825	20,245
Cash-end of period	$1,210	$2,825
See Summary of Significant Accounting Policies and Notes to Financial Statements

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Stockholders' Equity

	Common
	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit
Balance at December 31, 2006	10,663,875	10,664	418,787	(1,133,035)
Shares issued upon conversion of debt	1,040,000	1,040	518,960
Shares issued for cash	498,000	498	124,002
Shares issued services	167,000	167	71,633
Shares issued to purchase interest in restaurant	300,000	300	119,700
Shares issued for refund of franchise fee	20,000	20	7,980
Fair value of warrants issued for services			1,096,717
Net Loss				(1,503,592)
Balance at December 31, 2007	12,688,875	$12,689	$2,357,779	($2,636,627)
Shares issued and issuable as debt incentives	70,000	70	11,596
Shares issued and issuable for cash	1,114,000	1,114	162,386
Shares issued services	816,000	816	260,264
Net Loss				(619,487)
Balance at December 31, 2008	14,688,875	$14,689	$2,792,025	($3,256,114)
See Summary of Significant Accounting Policies and Notes to Financial Statements

Famous Uncle Al’s Hot Dogs & Grille, Inc.

Summary of Significant Accounting Policies

December 31, 2008

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

As of December 31, 2008, we had eleven franchised stores.

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

Fair Value Measurements: In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, the Financial Accounting Standards Board Staff Position No. 157-2 (“FSP No. 157-2”) was issued which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The Company adopted the provisions of SFAS No. 157, as amended by FSP No. 157-2, on January 1, 2008. Pursuant to the provisions of FSP No. 157-2, the Company will not apply the provisions of SFAS No. 157 until January 1, 2009 for non-financial assets and liabilities (principally intangible assets).

Fair Value Hierarchy

SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS No. 157, these two types of inputs have created the following fair value hierarchy:

·	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.
·

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

·	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

SFAS No. 157 requires the use of observable market data if such data is available without undue cost and effort.

Measurement of Fair Value

The Company measures fair value as an exit price using the procedures described below for all assets and liabilities measured at fair value. When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments.

Financial Instruments: Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and long and short-term borrowings. The fair value of these instruments approximates their recorded value. The Company does not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of December 31, 2008

Financial instruments that potentially subject us to concentrations of market/credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place cash and cash equivalents with high credit quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight line balance method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. We depreciate our office equipment and computers over 3 years. Depreciation expense was $1,500 for 2008 and 2007.

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

Advertising Costs: Franchisees may be required to pay a percentage of monthly sales to the Famous Uncle Al’s Advertising Fund (the “Fund”) for collective advertising and marketing programs. We have not required any funds be paid into nor have any expenses been incurred on behalf of the advertising fund through December 31, 2008. The Company incurs franchise development related advertising costs and expenses those costs as incurred. Advertising expense was $87,000and $ 19,000 for the years ended December 31, 2008 and 2007 respectively.

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

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was effective for the Company on January 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

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

Recent Accounting Pronouncements:

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of

Present Fairly in Conformity With Generally Accepted Accounting Principles.  Our Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

Famous Uncle Al’s Hot Dogs & Grille, Inc.

Notes to Financial Statements

December 31, 2008

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

2. Impairment:

In 2007 we purchased a 50% non-operating interest in one of our restaurants. The carrying value of identifiable assets was been reflected as goodwill and is subject to our valuation policy.

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

We could be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if  we experience disruptions to the business such as end market conditions, unexpected significant declines in operating results, divestiture of a significant component of the Company and market capitalization declines. These types of events and the resulting analysis could result in goodwill impairment charges in the future. In 2008 we determined the future cash flows did not exceed the carrying value and, therefore, recognized impairment charge of $120,000 at December 31, 2008.

3. Income Taxes:

The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. A summary of the deferred tax asset presented on the accompanying balance sheet is as follows:

We have a current operating loss carry-forward of $ 700,000 resulting in deferred tax assets of $230,000. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Utilization of federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

4. Summary of Long Term Debt:

	2008		2007
	Amount	Rate	Amount	Rate
5 notes payable to individuals-repayment schedule (estimated at 24 months) tied to the receipt of initial franchise fees	$85,000	35.00%	$85,000	35.00%

2 notes convertible notes payable	35,000	8.00%	$0	8.00%

Note payable to shareholder	27,700	8.00%	$0	10.00%
Amounts due under territory repurchase agreements	26,090	0.00%	26,090	0.00%

Total	173,790		111,090
Less current portion	(173,790)		(111,090)
Net long term debt	$0		$0

8% Convertible Debt Issued in 2008

In 2008, we issued $35,000 in convertible promissory notes. The notes bear interest at 8% per annum until paid or converted. Interest is payable upon the maturity date (1 year from issuance). The initial conversion rate is $0.25 per share (subject to certain anti-dilution provisions). The convertible notes mature in 2009.

The convertible debt securities were issued with a non-detachable conversion feature and 70,000 common shares. We evaluate and account for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended.

In accordance SFAS No. 133, we evaluate that the holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option (if applicable), and the redemption option (collectively, the debt features) contained in the terms governing the Note to determine whether they are or are not clearly and closely related to the characteristics of the Note. Accordingly, if the features qualify as embedded derivative instruments at issuance and, furthermore if they do or do not qualify for any scope exception within SFAS No. 133 (paragraphs 12-32), then they are required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

The note is convertible at the option of the holder at any time and from time to time into Common Stock of the Company at a conversion price of $0.25 per share, subject to certain anti-dilution adjustments.

Interest is payable upon maturity and accrues at 8%. The principal amount matures in 2009, subject to earlier conversion, acceleration or redemption. The notes were issued along with 70,000 shares of common stock.

The values ascribed to the note, the conversion feature of the note, other potential embedded derivative features, and common stock follow the guidance of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock ; SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ; and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments . The Company evaluated the embedded conversion feature and determined its effect based on EITF Issue No. 00-19. In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and the embedded conversion feature, be bifurcated, and initially recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations.

Because the conversion option is indexed to our own stock and a separate instrument with the same terms would be classified in stockholders’ equity in the statement of financial position, the written option is was not considered to be a derivative instrument for the issuer under SFAS 133 paragraph 11(a). Under EITF 00-19 we have determined that the current conversion rate is fixed and determinate and will not change in circumstances outside of management’s control and, accordingly, the conversion feature was not separated from the host contract.

The Company accounted for the common stock based upon the relative fair values of the stock and notes at the date of issue. The Company recorded the stock as a debt discount and additional paid-in capital for its relative fair value of $11,666.  The initial value ascribed to the notes was $23,334.

In accordance with the FASB Emerging Issues Task Force (“EITF”) Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” we determined that the convertible notes did not contains an embedded beneficial conversion feature. The effective conversion price exceeded the stock price on the valuation date.

For convertible debt securities, any recorded discount resulting from the allocation of proceeds to the beneficial conversion feature should be recognized as interest expense over the minimum period from the date of issuance to the date of maturity using the effective yield method.

The aggregate discount of $11,666 will be amortized to interest expense over the term of the note using the straight-line yield method. Amortization expense was $3,472 in 2008.

5. Commitments:

We are obligated to pay Al Stein monthly for the use of certain trademarks and processes necessary for the Famous Uncle Al’s chain. We also rent two offices. One is under a 3 year commitment and the other under a month-month agreement. Current expense as well as future commitments under these agreements is as follows:

	Al Stein License Agreement	Office Rent
2008 Expense	$37,750	$16,194
Future Commitments:
2009		20,700
2010
Totals	$0	$20,700

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

Recent Issuances:

In 2008 we issued 1,114,000 shares of common stock in exchange for $163,500 in cash. All common shares issued are restricted as to transferability.

We also issued 816,000 shares of stock for services valued at $261,080. The shares were valued at $0.28-$0

.40 per share and reflect the market value of the stock at the time of the underlying agreements.

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

The Company used the Black-Scholes option pricing model in valuing the warrants. The inputs for the valuation analysis of the warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate. The key inputs for the initial valuation analysis at December 31, 2007 were a volatility of 116%, common stock value of $0.34 and a risk free interest rate of 4.4%. A table summarizing 2008 activity is as follows:

		Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*

	Shares
Warrants outstanding at December 31, 2007	3,700,000	$0.40	0.00	$0
Granted	0
Exercised	0
Lapsed	0
Warrants outstanding at December 31, 2008	3,700,000	$0.40	5.88	$0
Warrants exercisable at December 31, 2008	3,700,000	$0.40	5.88	$0

* Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price

7. Management’s Plan

At April 30 2009, we had working capital deficiency of approximately $420,000.  We have recognized limited revenue to date. Our operations have been financed to date through sales of our common stock through private placements, loans, sales of franchise territory agreements and royalties from franchisee sales.  We require significant additional capital for the expansion of our franchising operations.  We believe additional funding will be required to fund our operations until at least December 31, 2009.  However,  no assurance can be given that additional funds will not be required prior to the expiration of such period or that any funds which may be required will be available,  if at all, on acceptable terms. If additional funds are required, our inability to raise such funds will have an adverse effect upon our operations. If adequate capital is not available, we will have to reduce or eliminate our planned expansion activities, which could otherwise ultimately provide significant revenue.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin

Certified Public Accountant

Board of Directors and Shareholders

Famous Uncle Al’s Hot Dogs & Grille, Inc.

I have audited the accompanying balance sheet of Famous Uncle Al’s Hot Dogs & Grille, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. The financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Famous Uncle Al’s Hot Dogs & Grille, Inc.  as of December 31, 2008 and 2007 and the results of its operations, its cash flows and changes in stockholders’ deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 of the financial statements, the Company has incurred a $619,000 loss from operations and consumed $228,000 of cash due to its operating activities.  The Company may not have adequate readily available resources to fund operations through December 31, 2009. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

May 15, 2009

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

Subsequent Events:

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)

Identifying Directors and Executive Officers

The following is information regarding our sole executive officer and our two directors and their ages as of December 31, 2008:

Director:

Name of Director:	Age

Dean Valentino	51

Paul Esposito	54

Executive Officer:

Name of Officer:	Age	Office

Paul Esposito	54	Chief Executive Officer

Dean Valentino	51	President, Treasurer and Secretary

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

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to executive officers for all services rendered in all capacities to us through and including the date of this report, which is May 15, 2009.

SUMMARY COMPENSATION TABLE

Annual Compensation

Director Compensation; Employment Agreements

We presently only pay one officer and director any salary or consulting fee.  Paul Esposito was compensated $33,703 in 2008. We do not have a written employment agreement with any officer or director.

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

	Name and Address of	Number of Shares of	Percentage of
Title of Class	Beneficial Owner	Common Stock	Common Stock (1)

Common Stock	Dean Valentino	1,840,000	12.50%
	Director, President,
	Secretary and Treasurer

	Paul Esposito	2,300,000	15.6%
	Chief Executive Officer Richard Michael	2,078,000	14.1%

Common Stock	All Officers and Directors	6,218,000	42.3%
	as a Group

(1)

The percent of class is based on 14,668,875 shares of common stock issued and outstanding as of December 31, 2008.

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

Dean Valentino, President and Director loaned the Company $ 20,000 0n 3/27/2008 and $ 7,500 on 10.02.08.

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

2007

:

$   9,000

-

Michael Cronin

2008

:

$   9,000

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

FAMOUS UNCLE AL’S HOT DOGS & GRILLE, INC.

By: /s/ Dean Valentino	President	Dated: May 15, 2009
Dean Valentino	Director, Secretary and Treasurer

By: /s/ Paul Esposito	Chief Executive Officer	Dated: May 15, 2009
Paul Esposito

INDEX TO EXHIBITS

EXHIBIT

DESCRIPTION

STATUS

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith