Form 10-Q
period 2009-03-31
Famous Uncle Als Hot Dogs & Grille Inc
filed 2009-05-20
CIK 1349976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of March 31, 2009, the registrant had 14,858,875 shares of common stock, $.001 par value, issued and outstanding.

=========================================================================================

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

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Famous Uncle Al's Hot Dogs & Grille, Inc.
Balance Sheet
	March 31, 2009 (unaudited)	December 31, 2008

Assets

Current Assets
Cash	$168	$1,210
Accounts receivable	0	0
Prepaid expenses	0	0
Total current assets	168	1,210

Equipment, net	2,848	4,347

Other:
Security deposits	5,200	5,200
Total Assets	$8,216	$10,757

Liabilities and Stockholders' Deficiency

Current Liabilities:
Trade accounts payable	$67,985	$67,985
Accrued expenses	228,078	226,578
Deferred income	17,500	0
Convertible notes due in less than one year	29,722	26,806
Current portion of long term debt	111,090	111,090
Total current liabilities	454,375	432,459

Long-term debt:
Related party	27,700	27,700

Stockholders' Deficiency:
Common stock-70,000,000 authorized $0.001 par value
14,688,875 issued & issuable (14,688,875 in 2008)	14,689	14,689
Additional paid in capital	2,800,524	2,792,024
Less subscription receivable	0	0
Accumulated Deficit	(3,289,073)	(3,256,115)
Total Stockholders' Deficiency	(473,860)	(449,402)

Total Liabilities & Stockholders' Deficiency	$8,216	$10,757
See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Operations
(Unaudited)
	Three Months Ended March 31,
	2009	2008
Initial franchise fees-unit agreements	$0	$17,500
Initial franchise fees-developer agreements	0	0
Ongoing weekly continuation fees	9,638	7,765
Other	392	2,236
Franchising revenue	10,030	27,501

Costs & Expenses:
Franchise sales	13,722	45,248
General & administrative	27,766	272,454
Interest	1,500	0
Total Costs & Expenses	42,987	317,702

Income before income taxes	(32,958)	(290,201)

Income taxes	0	0
Net Loss	($32,958)	($290,201)
Net Loss Per Share, basic	Nil	($0.02)
Weighted average shares, basic	14,771,986	12,871,556
See notes to unaudited interim financial statements.

Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net Loss	($32,958)	($290,201)
Adjustments required to reconcile net income
to cash used in operating activities:
Depreciation expense	1,500	0
Amortization of debt discount	2,916	0
Stock issued for services	0	202,000
(Increase) decrease in prepaid expenses	0	(43,000)
Increase (decrease) in accounts payable & accrued expenses	19,000	7,999
Cash flows used by operating activities:	(9,541)	(123,202)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,500	103,500
Loans from related parties	0	20,500
Cash generated by financing activities	8,500	124,000

Change in cash	(1,041)	798
Cash-beginning of period	1,210	2,825
Cash-end of period	$169	$3,623
See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Stockholders' Equity
(Unaudited)
	Common
	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit
Balance at December 31, 2007	12,688,875	$12,689	$2,357,779	($2,636,268)
Shares issued as debt incentives	70,000	70	11,596
Shares issued for cash	1,114,000	1,114	162,386
Shares issued services	816,000	816	260,264
Net Loss				(619,847)
Balance at December 31, 2008	14,688,875	$14,689	$2,792,025	($3,256,115)
Shares issued and issuable for cash	170,000	170	8,330
Net Loss				(32,958)
Balance at March 31, 2009	14,858,875	$14,859	$2,800,355	($3,289,073)
See notes to unaudited interim financial statements.

FAMOUS UNCLE AL’S HOT DOGS & GRILLE, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2008 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended March 31, 2009 and 2008. All such adjustments are of a normal recurring nature. Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements

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

.

We issued 170,000 shares of common stock in exchange for $8,500 in cash. All common shares issued are restricted as to transferability.

5.	Management’s Plan

At March 31 2009, we had working capital deficiency of approximately $570,000.  We have recognized inconsistent revenue to date. Our operations have been financed to date through sales of our common stock through private placements, loans, sales of franchise territory agreements and royalties from franchisee sales.  We require significant additional capital for the expansion of our franchising operations.  We believe additional funding will be required to fund our operations until at least December 31, 2009.  However,  no assurance can be given that additional funds will not be required prior to the expiration of such period or that any funds which may be required will be available,  if at all, on acceptable terms. If additional funds are required, our inability to raise such funds will have an adverse effect upon our operations. If adequate capital is not available, we will have to reduce or eliminate our planned expansion activities, which could otherwise ultimately provide significant revenue.

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

Three months ended March 31, 2009 and March 31, 2008

Profit/Loss

The Company realized a net loss of $ 32,958 in the first quarter of 2009 compared to a net loss of $ 290,201 for the first quarter of 2008 resulting in a decreased loss $ 257,243 . The decrease in loss was due primarily to a decrease in expenses.

Revenue

Total revenue for the first quarter of 2009 was $ 10,030 compared to $ 27,501  for the first quarter in 2008 resulting in a decrease in revenue of $ 26,471. The decrease in revenue was due primarily to decreased franchise unit sales.

Royalty and other revenue, which includes marketing contributions from vendors, for the first quarter of 2009 was $ 10,030 compared to $ $ 10,001 in the first quarter of 2008 resulting in an increase of $ 29.

Franchise (unit agreements) and Regional Franchise (developer agreements) revenue for the first quarter of 2009 was $ 0 compared to $ 17,500 in the first quarter in 2008 resulting in a decrease of $ 17,500.

Expenses

Expenses for the first quarter of 2009 were $ 42,987 compared to $ 317,702 for the first quarter in 2008 resulting in a decrease in expenses of $ 274,715. The decrease in expenses was due primarily to decreased marketing and promotional activities.

Operating Restaurants

There are currently 11 franchised restaurants opened and operating at March 31, 2009.  There are 2 restaurants scheduled to open during the second half of 2009.. This will result in 13 operating restaurants.

Operating Restaurants		Scheduled to open
Location	Quantity	Location	Quantity

Las Vegas, NV	2	Somers, NY (lease signed)	1
Danbury, CT	1	Danbury, CT	1
Norfolk, VA	1
Franklin, VA	1
Phoenix, AZ	1
Melbourne, FL	1
Winter Spring, FL	1
West Haven, CT	1
Coconut Creek, FL	1
Lancaster, Ohio	1
Total	11	Total	2

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

Liquidity and Capital Resources

D. Capital Resources

The Company is experiencing a burn rate of approximately $ 14,500 per month for the first three months of 2009. The Company has not developed sufficient ongoing royalty revenue to support operations. Until the Company develops sufficient ongoing revenue from royalties, the Company will be dependent on franchise and regional franchise fees to support operations. In lieu of such sales materializing, the Company is dependent on loans and alternative sources of revenue.

During the first quarter of 2009 we issued 170,000 shares at $ 0.05 per share for a total of $ 8,500 cash as follows; 2/05/2009 issued 100,000 shares for $ 5,000 , 3/24/2009 issued 70,000 shares for $ 3,500.

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

ITEM 4.

CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him.

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

Based upon an evaluation conducted for the period ended March 31, 2009, Paul Esposito, who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of March 31, 2009, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

ITEM 5

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2009 we issued 170,000 shares at $ 0.05 per share for a total of $ 8,500 cash as follows; 2/05/2009 issued 100,000 shares for $ 5,000 , 3/24/2009 issued 70,000 shares for $ 3,500.

The common shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

ITEM 6

EXHIBITS

(a)

Exhibits

Exhibit 31

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the small business issuer's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2009

Exhibit 32

Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with respect to the small business issuer's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2009

(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended March 31, 2009.

* * * * *

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Famous Uncle Al’s Hot Dogs & Grille, Inc.

By: /s/ Paul Esposito	Chief Executive Officer, Chief Financial Officer	Dated: May 20, 2009
Paul Esposito

INDEX TO EXHIBITS

EXHIBIT

DESCRIPTION

STATUS

31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith