Form 10-K/A
period 2008-12-31
Famous Uncle Als Hot Dogs & Grille Inc
filed 2009-06-17
CIK 1349976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

          This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended December 31, 2008 of the Registrant which was originally filed with the Securities and Exchange Commission on May 15, 2008  (the “Original Filing”) is being filed to amend or include certain disclosures contained in Item 8A. Controls and Procedures.

          As a result of this Amendment No.1, new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been executed and filed as of the date of this Amendment No. 1 on Form 10-K/A.

          Except for the amended disclosure contained herein, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing which are incorporated by reference herein.

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

    Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2008 due to the omission of Management’s Annual Report on Internal Control over Financial Reporting in our originally filed Form 10K which was filed on May 15, 2008.  Management has corrected this omission in this amended 10-K/A and has included Management’s Annual Report on Internal Control over Financial Reporting below.  Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure completeness of all company filings.

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

    Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework.  Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2008due to the following:

.

•

Company's disclosure controls and procedures were not effective as of December 31, 2008 due to the omission of Management’s Annual Report on Internal Control over Financial Reporting in our originally filed Form 10K which was filed on May 15, 2008.

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

Famous Uncle Al’s Hot Dogs & Grille, Inc.

By: /s/ Dean Valentino	President	Dated: June 5, 2009
Dean Valentino	Director, Secretary and Treasurer

By: /s/ Paul Esposito	Chief Executive Officer	Dated: June 5, 2009
Paul Esposito

INDEX TO EXHIBITS

EXHIBIT

DESCRIPTION

STATUS

31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith