Form 10-Q/A
period 2009-03-31
Famous Uncle Als Hot Dogs & Grille Inc
filed 2009-06-19
CIK 1349976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission file number     333-132948

Famous Uncle Al’s Hot Dogs & Grille, Inc.

(Exact  name of small business issuer in its charter)

Delaware	20-2791397
----------------------------------------------------------------------	-------------------------------------------
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Mill Plain Rd. Danbury, CT	06811
----------------------------------------------------------------------	-------------------------------------------
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:   (203) 616-2930

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

The Company is filing this 10Q/A to disclose that the Company’s internal controls were not effective as of March 31, 2009 due to an omission in the Form 10K.

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

Based upon an evaluation conducted for the period ended March 31, 2009, Paul Esposito, who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of March 31, 2009, and the date of this Amended Form 10Q/A, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

In order to remedy our existing internal control deficiencies, as soon as our finances allow, we will hire a Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures.

Changes in internal control over financial reporting

We have not yet made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Famous Uncle Al’s Hot Dogs & Grille, Inc.

By: /s/ Paul Esposito	Chief Executive Officer, Chief Financial Officer	Dated: June 18, 2009
Paul Esposito