Form 10-Q
period 2009-06-30
Famous Uncle Als Hot Dogs & Grille Inc
filed 2009-08-13
CIK 1349976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission File Number:   333-132948

Famous Uncle Al’s Hot Dogs & Grille, Inc.

(Exact  name of small business issuer in its charter)

Delaware	20-2791397
------------------------------------------------------------------------	-------------------------------------------
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Mill Plain Rd. Danbury, CT	06811
------------------------------------------------------------------------	-------------------------------------------
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:   (203) 616-2930

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of June 30, 2009, the registrant had 14,858,875 shares of common stock, $.001 par value, issued and outstanding.

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

PART I-FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Famous Uncle Al's Hot Dogs & Grille, Inc.
Balance Sheet
	June 30, 2009 (unaudited)	December 31, 2008

Assets

Current Assets
Cash	$98	$1,210
Prepaid expenses	0	0
Total current assets	98	1,210

Equipment, net	2,348	4,347

Other:
Security deposits	5,200	5,200
Total Assets	$7,646	$10,757

Liabilities and Stockholders' Deficiency

Current Liabilities:
Trade accounts payable	$67,985	$67,985
Accrued expenses	247,578	226,578
Deferred income	17,500	0
Convertible notes due in less than one year	32,638	26,806
Current portion of long term debt	111,090	111,090
Total current liabilities	476,791	432,459

Long-term debt:
Related party	50,192	27,700

Stockholders' Deficiency:
Common stock-70,000,000 authorized $0.001 par value
14,858,875 issued & issuable	14,859	14,689
Additional paid in capital	2,800,354	2,792,024
Accumulated Deficit	(3,334,551)	(3,256,115)
Total Stockholders' Deficiency	(519,338)	(449,402)

Total Liabilities & Stockholders' Deficiency	$7,646	$10,757
See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Operations
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Initial franchise fees-unit agreements	$0	$35,000	$0	$52,500
Initial franchise fees-developer agreements	0	0	0	0
Ongoing weekly continuation fees	8,251	22,882	17,889	30,647
Other	9,817	13,794	10,209	16,030
Franchising revenue	18,069	71,676	28,099	99,177

Costs & Expenses:
Franchise sales	3,963	81,907	17,685	127,155
General & administrative	55,168	109,605	80,018	382,058
Interest	4,416	0	8,832	0
Total Costs & Expenses	63,546	191,512	106,534	509,213

Income before income taxes	(45,478)	(119,836)	(78,436)	(410,036)

Income taxes	0	0	0	0
Net Loss	($45,478)	($119,836)	($78,436)	($410,036)
Net Loss Per Share, basic	Nil	Nil	Nil	($0.03)
Weighted average shares, basic	14,858,875	13,873,370	14,806,886	13,372,463
See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net Loss	($78,436)	($410,036)
Adjustments required to reconcile net income
to cash used in operating activities:
Depreciation expense	2,000	4,500
Amortization of debt discount	5,832	0
Expenses paid by related parties	22,492	0
Stock issued for services	0	261,080
(Increase) decrease in prepaid expenses	(0)	(2,923)
Increase (decrease) in accounts payable & accrued expenses	38,500	(24,501)
Cash flows used by operating activities:	(9,611)	(171,880)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,500	153,500
Loans from related parties	0	20,200
Cash generated by financing activities	8,500	173,700

Change in cash	(1,111)	1,820
Cash-beginning of period	1,210	2,825
Cash-end of period	$99	$4,645
See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Stockholders' Equity
(Unaudited)
	Common
	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit
Balance at December 31, 2007	12,688,875	$12,689	$2,357,779	($2,636,268)
Shares issued and issuable as debt incentives	70,000	70	11,596
Shares issued and issuable for cash	1,114,000	1,114	162,386
Shares issued services	816,000	816	260,264
Net Loss				(619,847)
Balance at December 31, 2008	14,688,875	$14,689	$2,792,025	($3,256,115)
Shares issued and issuable for cash	170,000	170	8,330
Net Loss				(78,436)
Balance at June 30, 2009	14,858,875	$14,859	$2,800,355	($3,334,551)
See notes to unaudited interim financial statements.

FAMOUS UNCLE AL’S HOT DOGS & GRILLE, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2009 and 2008. All such adjustments are of a normal recurring nature. Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements

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

At June 30 2009, we had working capital deficiency of approximately $477,000.  We have recognized inconsistent revenue to date. Our operations have been financed to date through sales of our common stock through private placements, loans, sales of franchise territory agreements and royalties from franchisee sales.  We require significant additional capital for the expansion of our franchising operations.  We believe additional funding will be required to fund our operations until at least December 31, 2009.  However,  no assurance can be given that additional funds will not be required prior to the expiration of such period or that any funds which may be required will be available,  if at all, on acceptable terms. If additional funds are required, our inability to raise such funds will have an adverse effect upon our operations. If adequate capital is not available, we will have to reduce or eliminate our planned expansion activities, which could otherwise ultimately provide significant revenue.

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

Six months ended June 30, 2009 and June 30, 2008

Profit/Loss

The company realized a net loss of $ 78,436 in the first half of 2009 compared to a net loss of $ 410,036 for the first half of 2008 resulting in a decrease in loss of $ 331,600. The decrease in loss was due primarily to decreased expenses which include the issue of shares in the first half of 2008 as payment for services valued at $ 261,080.

Revenue

Total revenue for the first half of 2009 was $ 28,099 compared to $ 99,177 for the first half in 2008 resulting in a decrease in revenue of $ 71,078 or a 70.5% decrease.. The decrease in revenue was due primarily to decreased franchise sales, royalties and other revenue.

Royalty and other revenue, which includes marketing contributions from vendors, for the first half of 2009 was $ 28,099 compared to $ 46,677 in the first half of 2008 resulting in a decrease of $ 18,578 or a  40% decrease.

Franchise (unit agreements) and Regional Franchise (developer agreements) revenue for the first half of 2009 was $ 0 compared to $ 52,500 in the first half in 2008 resulting in a decrease of $ 52,500 or a 100% decrease..

Expenses

Expenses for the first half of 2009 were $ 106,534 compared to $ 509,213 for the first half in 2008 resulting in a decrease in expenses of $ 402,679. The decrease in expenses was due primarily to decreased marketing and promotional activities.

Three Months ended June 30,2009 and June 30, 2008

Profit/Loss

The company realized a net loss of $ 45,478 in the second quarter of 2009 compared to a net loss of $ 119,836 for the second quarter of 2008 resulting in a decreased loss of $ 74,358. The decrease in loss was due primarily to decreased expenses.

Revenue

Total revenue for the second quarter of 2009 was $ 18,069 compared to $ 71,676 for the second quarter in 2008 resulting in a decrease in revenue of $ 53,607 or a 75% decrease. The decrease in revenue was due primarily to decreased franchise sales, royalties and other revenue

Royalty and other revenue, which includes marketing contributions from vendors, for the second quarter of 2009 was $ 18,069 compared to $ 36,676 in the second quarter of 2008 resulting in a decrease of $ 18,607 or a 51% decrease.

Franchise (unit agreements) and Regional Franchise (developer agreements) revenue for the second quarter of 2009 was $ 0 compared to $ 35,000 in the second quarter in 2008 resulting in a decrease of $ 35,000 or a 100% decrease.

Expenses

Expenses for the second quarter of 2009 were $ 63,546 compared to $  191,512 for the second quarter of 2008 resulting in a decrease in expenses of $ 127,966. The decrease in expenses was due primarily to decreased marketing and promotional activities.

Operating Restaurants

There are currently 11 franchised restaurants opened and operating at June 30, 2009.  There are 2 restaurants scheduled to open during the second half of 2009.. This will result in 13 operating restaurants.

Operating Restaurants		Scheduled to open
Location	Quantity	Location	Quantity

Las Vegas, NV	2	Somers, NY (lease signed)	1
Danbury, CT	1	Danbury, CT	1
Norfolk, VA	1
Franklin, VA	1
Phoenix, AZ	1
Melbourne, FL	1
Winter Spring, FL	1
West Haven, CT	1
Coconut Creek, FL	1
Lancaster, Ohio	1
Total	11	Total	2

C.

Management Plans

Management believes that the company will require additional funding to maintain operations and to accelerate growth. The company has been limited in its ability to attract regional franchisees and franchisees. Management believes that current economic conditions, in particular the inability of prospective franchisees to secure bank loans to fund a Famous Uncle Al’s Hot Dogs & Grille restaurant, has had a significant negative impact on the Company’s ability to sell franchises. The general economic downturn has also affected existing store sales resulting in diminished royalty revenue.

Management is considering alternative means to expand the Company other than just through Regional and Individual franchise sales. Management is negotiation for debt funding to support the opening of corporately owned units. One beneficial result of the current economic downturn is an increased availability of commercial retail locations. There are an increasing number of locations that are particularly well suited for our restaurants. Many available locations include partial build outs and some included equipment that can be reused by a Famous Uncle Al’s restaurant. In general, lease costs have declined considerably over the last year. Management believes that the increased availability of commercial space, declining lease costs and more cooperative and flexible landlords presents an excellent opportunity for the Company to open corporately owned or corporately sponsored franchised restaurants.

Management believes that the existing business and operating franchised restaurants is a suitable platform for expansion and to attract funding.  The fundamentals of the restaurant operating system, menu offerings, store décor and procedures are completed. There is no significant expenditure required for development. The company will seek additional funding under terms acceptable to the company to support the opening of company owned units.

Although the Company will pursue funding to open corporately owned restaurants, it will continue to offer its regional and individual franchise for sale and believes that these sales remain critical to the success of the Company.

Liquidity and Capital Resources

D.

Capital Resources

The company is experiencing a burn rate of approximately $ 5,200 per month for the first six months of 2009. The company has not developed sufficient ongoing royalty revenue to support operations. Until the company develops sufficient ongoing revenue from royalties, the company will be dependent on franchise and regional franchise fees to support operations. In lieu of such sales materializing, the company is dependent on loans and alternative sources of revenue.

During the first quarter of 2009 we issued 170,000 shares at $ 0.05 per share for a total of

$ 8,500 cash as follows; 2/05/2009 issued 100,000 shares for $ 5,000 , 3/24/2009 issued 70,000 shares for $ 3,500.

During the second quarter of 2009 expenses totaling $ 22,492 were paid by a related party on behalf of the company.

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

ITEM 4.

CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to him.

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

Based upon an evaluation conducted for the period ended June 30, 2009, Paul Esposito, who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of June, 30, 2009, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

ITEM 6

EXHIBITS

(a)

Exhibits

Exhibit 31.1

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the small business issuer's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

Exhibit 32.1

Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with respect to the small business issuer's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended June 30, 2009.

* * * * *

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS UNCLE AL’S HOT DOGS & GRILLE, INC.

By: /s/ Paul Esposito	Chief Executive Officer, Chief Financial Officer	Dated: August 13, 2009
Paul Esposito

INDEX TO EXHIBITS

EXHIBIT

DESCRIPTION

STATUS

31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith