Form 10-Q
period 2009-09-30
Famous Uncle Als Hot Dogs & Grille Inc
filed 2009-11-18
CIK 1349976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number:   333-132948

Famous Uncle Al’s Hot Dogs & Grille, Inc.

 (Exact name of registrant as specified in its charter)

Delaware	26-0855681
(State of Incorporation)	(I.R.S. Employer Identification No.)

100 Mill Plain Road

Danbury CT 06811

(Address of principal executive offices)

(203) 616-2930

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐

Accelerated filer

Non-accelerated filer ☐

Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the issuer's common stock as of November 16, 2009, was 14,858,875 shares.

FAMOUS UNCLE AL’S HOT DOGS AND GRILLE, INC. FORM 10-Q TABLE OF CONTENTS
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

Item 2	Management’s Discussion and Analysis and Plan of Operation

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Item 4	Controls and Procedures

PART II	OTHER INFORMATION

Item 1	Legal Proceedings

Item 1A	Risk Factors

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Securities Holders

Item 5	Other Information

Item 6	Exhibits and Reports

SIGNATURE

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

Famous Uncle Al's Hot Dogs & Grille, Inc.
Balance Sheet
	September 30, 2009 (unaudited)	December 31, 2008

Assets

Current Assets
Cash	$234	$1,210
Accounts receivable	0	0
Prepaid expenses	0	0
Total current assets	234	1,210

Equipment, net	1,848	4,347

Other:
Security deposits	5,200	5,200
Total Assets	$7,282	$10,757

Liabilities and Stockholders' Deficiency

Current Liabilities:
Trade accounts payable	$67,985	$67,985
Accrued expenses	247,578	226,578
Deferred income	17,500	0
Convertible notes due in less than one year	35,000	26,806
Current portion of long term debt	111,090	111,090
Total current liabilities	479,153	432,459

Long-term debt:
Related party	50,192	27,700

Stockholders' Deficiency:
Common stock-70,000,000 authorized $0.001 par value
14,858,875 issued & issuable	14,859	14,689
Additional paid in capital	2,800,354	2,792,024
Accumulated Deficit	(3,337,276)	(3,256,115)
Total Stockholders' Deficiency	(522,063)	(449,402)

Total Liabilities & Stockholders' Deficiency	$7,282	$10,757
See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Operations
(Unaudited)
Three Months Ended Sept 30,		Nine Months Ended Sept 30,
2009	2008	2009	2008

Initial franchise fees-unit agreements	$0	$0	$0	$52,500
Ongoing weekly continuation fees	5,764	19,957	23,653	50,604
Other	496	3,403	10,705	19,433
Franchising revenue	6,260	23,360	34,358	122,537

Costs & Expenses:
Franchise sales	1,200	24,370	18,885	151,525
General & administrative	5,423	31,469	85,441	413,527
Interest	2,362	0	11,194	0
Total Costs & Expenses	8,985	55,839	115,520	565,052

Income before income taxes	(2,724)	(32,479)	(81,161)	(442,515)

Income taxes	0	0	0	0
Net Loss	($2,724)	($32,479)	($81,161)	($442,515)
Net Loss Per Share, basic	Nil	Nil	Nil	($0.03)
Weighted average shares, basic	14,858,875	14,018,875	14,824,406	13,589,506
See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Cash Flows
(Unaudited)

Nine Months Ended Sept 30,
2009	2008

Cash flows from operating activities:
Net Loss	($81,161)	($442,516)
Adjustments required to reconcile net income
to cash used in operating activities:
Depreciation expense	2,500	4,500
Amortization of debt discount	8,194	0
Expenses paid by related parties	22,492	0
Stock issued for services	0	261,080
(Increase) decrease in prepaid expenses	(0)	(6,923)
Increase (decrease) in accounts payable & accrued expenses	38,500	(15,501)
Cash flows used by operating activities:	(9,475)	(199,360)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,500	153,500
Loans from related parties	0	45,200
Cash generated by financing activities	8,500	198,700

Change in cash	(975)	(660)
Cash-beginning of period	1,210	2,825
Cash-end of period	$235	$2,165
See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Stockholders' Deficiency
(Unaudited)
Common
Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit

Balance at December 31, 2007	12,688,875	$12,689	$2,357,779	($2,636,268)
Shares issued and issuable as debt incentives	70,000	70	11,596
Shares issued and issuable for cash	1,114,000	1,114	162,386
Shares issued services	816,000	816	260,264
Net Loss				(619,847)
Balance at December 31, 2008	14,688,875	$14,689	$2,792,025	($3,256,115)
Shares issued and issuable for cash	170,000	170	8,330
Net Loss				(81,161)
Balance at September 30, 2009	14,858,875	$14,859	$2,800,355	($3,337,276)
See notes to unaudited interim financial statements.

FAMOUS UNCLE AL’S HOT DOGS & GRILLE, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2009 and 2008. All such adjustments are of a normal recurring nature. Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements

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

At September 30 2009, we had working capital deficiency of approximately $479,000.  We have recognized inconsistent revenue to date. Our operations have been financed to date through sales of our common stock through private placements, loans, sales of franchise territory agreements and royalties from franchisee sales.  We require significant additional capital for the expansion of our franchising operations.  We believe additional funding will be required to fund our operations until at least December 31, 2009.  However,  no assurance can be given that additional funds will not be required prior to the expiration of such period or that any funds which may be required will be available,  if at all, on acceptable terms. If additional funds are required, our inability to raise such funds will have an adverse effect upon our operations. If adequate capital is not available, we will have to reduce or eliminate our planned expansion activities, which could otherwise ultimately provide significant revenue.

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

B.

Current status of business

The primary business of the Company is selling Famous Uncle Al’s Hot Dogs & Grille Franchised restaurants. The Company also sells regional franchises, also known as Territorials or Area Developer agreements. Regional franchises are responsible for the development of franchised restaurants in designated geographic territories. The Company derives revenue from three primary sources. 1) One time fees for individual franchised stores. 2) One time fees for regional franchise territories. 3) Continuing royalties from operating franchised stores (ongoing weekly continuation fees).  As of September 30, 2009, we have suspended active operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company may not have adequate readily available resources to fund operations through December 31, 2009. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Results of Operations

The following discussion and analysis provides information, which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.

Nine months ended September 30, 2009 and September 30, 2008

Profit/Loss

The Company realized a net loss of $ 81,161 in the first nine months of 2009 compared to a net loss of $ 442,515 for the first nine months of 2008 resulting in a decrease in loss of $ 361,354. The decrease in loss was due primarily to decreased expenses which include the issue of shares in the first nine months of 2008 as payment for services valued at $ 261,080.

Revenue

Total revenue for the first nine months of 2009 was $ 34,358 compared to $ 122,537 for the first nine months in 2008 resulting in a decrease in revenue of $ 88,179 or a 72% decrease.. The decrease in revenue was due primarily to decreased franchise sales and reduced royalties due to store closings.

Royalty and other revenue, which includes marketing contributions from vendors, for the first nine months of 2009 was $ 23,653 compared to $ 50,604 in the first nine months of 2008 resulting in a decrease of $ 26,951 or a 53% decrease. Several stores have suspended royalty payments due to the difficult economic climate. We have determined not to pursue collection of theses royalties.

Franchise (unit agreements) and Regional Franchise (developer agreements) revenue for the first nine months of 2009 was $ 0 compared to $ 52,500 in the first nine months in 2008 resulting in a decrease of $ 52,500 or a 100% decrease..

Expenses

Expenses for the first nine months of 2009 were $ 115,520 compared to $ 565052 for the first nine months in 2008 resulting in a decrease in expenses of $ 449,532. The decrease in expenses was due primarily to $261,080 in non-cash expenses incurred in 2008 not incurred in 2009.

Three Months ended September 30,2009 and September 30, 2008

Profit/Loss

The Company realized a net loss of $ 2,274 in the third quarter of 2009 compared to a net loss of $ 32,479 for the third quarter of 2008 resulting in a decreased loss of $ 29,755. The decrease in loss was due primarily to decreased expenses. All ongoing services and sales operations have been suspended. We have released all our support staff and terminated franchise sales indefinitely.

Revenue

Total revenue for the third quarter of 2009 was $ 6,260 compared to $ 23,360 for the third quarter in 2008 resulting in a decrease in revenue of $ 17,100 or a 73% decrease. Royalties decreased by $14,193 of the $17,100. Several stores have suspended royalty payments due to the difficult economic climate. We have determined not to pursue collection of theses royalties.

No Franchise (unit agreements) and Regional Franchise (developer agreements) revenue for the third quarter of 2009 or 2008 was recognized. The company has suspended all franchise sales initiatives at this time.

Expenses

Expenses for the third quarter of 2009 were $ 8,985 compared to $ 55,839 for the third quarter of 2008 resulting in a decrease in expenses of $ 46,874. The decrease in expenses was due primarily to decreased marketing and promotional activities.

Operating Restaurants

There are currently 11 franchised restaurants opened and operating at September 30, 2009.  There are 2 restaurants scheduled to open during the fourth quarter of 2009. This will result in 13 operating restaurants.

Operating Restaurants		Scheduled to open
Location	Quantity	Location	Quantity

Las Vegas, NV	2	Somers, NY (lease signed)	1
Danbury, CT	1
Norfolk, VA	1
Franklin, VA	1
Phoenix, AZ	1
Melbourne, FL	1
Winter Spring, FL	1
West Haven, CT	1
Coconut Creek, FL	1
Lancaster, Ohio	1
Total	11	Total	1

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

Liquidity and Capital Resources

D.

Capital Resources

The Company is experiencing a burn rate of approximately $ 13,000 per month for the first nine months of 2009. The Company has not developed sufficient ongoing royalty revenue to support operations. Until the Company develops sufficient ongoing revenue from royalties, the Company will be dependent on franchise and regional franchise fees to support operations. In lieu of such sales materializing, the Company is dependent on loans and alternative sources of revenue.

During the first quarter of 2009 we issued 170,000 shares at $ 0.05 per share for a total of $ 8,500 cash as follows; 2/05/2009 issued 100,000 shares for $ 5,000, 3/24/2009 issued 70,000 shares for $ 3,500.

During the third quarter of 2009 expenses totaling $ 5,000 were paid by a related party on behalf of the Company.

The Company believes that regional franchise sales and franchise sales are critical to the success of the Company. Failure of these sales to materialize will have a detrimental effect on the Company. Failure to either secure additional funding or generate revenue through regional franchise and franchise fees will have a detrimental effect on the Company’s ability to support ongoing operations. We have been unsuccessful in raising the required capital in 2009.

Each regional franchisee fee is $50,000. Regional franchises are designated geographic territories. Each regional franchisee is responsible for developing individual franchised restaurants in the territory. The Company believes there are at least 50 suitable regions available for sale.

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

Employees:

Three full time employees.   As of September 30, 2009 all employees have been terminated.

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

ITEM 4   CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to him.

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

Based upon an evaluation conducted for the period ended September 30, 2009, Paul Esposito, who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of September, 30, 2009, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

PART II - OTHER INFORMATION

ITEM1   LEGAL PROCEEDINGS

Famous is not currently a party to any legal proceedings.

ITEM 1A   RISK FACTORS

There have been no material changes in our risk factors since December 31, 2008.  See Risk Factors at December 31, 2008, within our Form 10-K.

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

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5   OTHER INFORMATION

None.

ITEM 6   EXHIBITS

Exhibit Number	Description

31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS UNCLE AL’S HOT DOGS & GRILLE, INC.

By: /s/ Paul Esposito	Chief Executive Officer, Chief Financial Officer	Dated: November 16, 2009
Paul Esposito