Form 10-K
period 2009-12-31
Famous Uncle Als Hot Dogs & Grille Inc
filed 2010-04-15
CIK 1349976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

[   ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission file number                 333-132948

Famous Uncle Al’s Hot Dogs & Grille, Inc.

(Name of small business issuer in its charter)

Delaware	20-2791397
------------------------------------------------------------------------	-------------------------------------------
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

282 Katonah Ave., Suite 137 Katonah, NY	10536
------------------------------------------------------------------------	-------------------------------------------
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:   (203) 616-2930

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]  No  [ X ]

Issuer’s revenues for its most recent fiscal year:  $ 46,905

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of December 31, 2009  ($ 0.01. ) was: $  97,188   For purposes of this computation, we consider all directors, and holders of 10% or more of our common stock, to be affiliates.  The number of shares of our common stock held by non-affiliates as of December 31, 2009 was  9,718,875.

Number of shares issued and outstanding of each of the issuer’s classes of common equity as of December 31, 2009 was 14,858,875 shares of common stock, $0.001 par value.

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

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

A.  History of the Company

Famous Uncle Al’s Hot Dogs & Grille, Inc. was originally incorporated in the State of Delaware on March 4, 2005.  We were formed for the purpose of receiving future and existing restaurant franchising rights from Famous Uncle Al’s Hot Dogs, Inc., also a Delaware corporation.  Famous Uncle Al’s Hot Dogs, Inc., owned the exclusive worldwide right to franchise quick service restaurants operating under the “Famous Uncle Al’s Hot Dogs” name.  The Famous Uncle Al’s Hot Dogs restaurants serve hot dogs and other style sandwiches that use “secret recipes” and preparation techniques created by Al Stein, the original “Uncle Al”.  Our address is 282 Katonah Ave, Suite 137, Katonah, NY 10536 and our phone number is (203) 616-2930.  Our common stock is currently traded on the OTC Bulletin Board under the symbol FDOG. .

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

A regional franchisee purchases a defined geographic area and is obligated to develop Famous Uncle Al’s Hot Dogs & Grille restaurants in their defined territory. Regional franchisees endeavor to sell the individual franchise opportunity to prospects. The Company benefits in the short term by receiving a one-time fee from the regional franchisee and a one-time fee from each individual franchisee that the regional franchisee sells. The Company benefits long term from the weekly ongoing royalties collected from each individual franchise. This structure is designed to create a network of regional franchisees that serve as a sales force for the Company. Regional franchisees are compensated on a commission basis only. The Company believes that this structure will allow the Company to develop a dedicated national sales and marketing infrastructure without incurring the financial liability of supporting employed sales persons

The Company has 7 Operating franchises located in:

Virginia Beach, VA; Chesapeake,VA; Danbury, CT; West Haven, CT; Phoenix,AZ; Las Vegas, NV and Ohio.

The following stores have closed or left the system:

Melbourne, FL

Coconut Beach, FL

Las Vegas, (1)

Winter Spring, FL

B. Employees:

One (1) full time employee.

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

As of December 31, 2009, there are 4 active regional franchisees or territorial directors, some of which were obtained subsequent to the assignment of the license.

As of December 31, 2009, our active regional franchisee territories are as follows:

1)

Fairfield County, Connecticut

2)

New Haven County, Connecticut

3)

Phoenix area of Arizona

4)

Nevada (One of three regional franchisees in Las Vegas area)

The following regions are considered non-active and in default of their agreements, however the Company has not taken any action to terminate these agreements.

1)

Alabama

2)

Georgia

3)

Mississippi

4)

Colorado

5)

Lee, Collier, Charlotte and Sarasota counties in Florida

6)

State of Virginia

7)

Northern portion of Palm Beach county, Florida

8)

Seminole and Orange counties, Florida

9)

Nevada (One of three regional franchisees in Las Vegas area)

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

New franchise locations typically take several months to reach budgeted operating levels due to problems commonly associated with new restaurants, including inability to hire sufficient staff and other factors. There can be no assurance that the franchisees to whom we license will be successful in operating their new restaurants on a profitable basis. We entered several new markets in which we have no prior market experience. These new markets and any future new markets are likely to require us to expend significant funds on marketing campaigns. These markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets. Further, since many of our restaurants have been open for less than four years, the earnings achieved to date by such restaurants may not be indicative of future operating results. Accordingly, there can be no assurance that the new restaurants will perform in accordance with management's expectations, or that we will not encounter unanticipated problems or liabilities in connection with the new locations.

9.

Our franchise locations are subject to natural disasters and other problems, and these problems could affect the profitability of our franchise locations, which would affect the profits we receive for franchise royalties.

In the past, some of our locations in Florida were damaged by hurricanes. Some of our coastal, franchised stores are particularly susceptible to damage caused by hurricanes or other severe weather conditions. There can be no assurance that if a severe hurricane or other natural disaster should affect the geographical area in which one of our franchised stores operates, that a damaged store would be able to maintain operations.

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

13.

Franchise operations are affected by labor costs and labor availability, and franchise profits will be reduced when those costs are high or when a qualified labor force cannot be maintained.

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

Five individuals, including Paul Esposito, our Chief Executive Officer who owns shares amounting to 15.47 % of our total issued and outstanding shares, and Dean Valentino, our President, and owner of shares amounting to 19.115% ownership (the “Principal Stockholders) collectively owned 34.58 of our outstanding common stock. For information on the number of shares of common stock beneficially owned by each Principal Stockholder, see “Selling Security Holders” and “Security Ownership of Certain Beneficial

Owners and Management.” There are no pre-emptive rights in connection with our common stock.  Each share of common stock is entitled to one vote on all matters submitted to a vote of stockholders, and directors will be elected by a plurality of the votes cast at meetings at which directors are to be elected. As a result, the Principal Stockholders have the ability to elect all of our directors, control the outcome of all matters requiring stockholder approval and control our management and affairs.

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

The Company is dependent upon Paul Esposito, Chief Executive Officer, Dean Valentino, President, Secretary and Treasurer, as well as Richard Michael, a franchise consultant, with respect to its operations.  The Company has not entered into employment or consulting agreements with Messrs. Esposito, Valentino, or Michael, and has not obtained key men life insurance on their lives.  The Company has compensated only Paul Esposito $9,500 during the year 2009. Richard Michael has been compensated according to a commission schedule. The Company's future success also depends on its ability to attract and retain other qualified personnel, for which competition is intense.  The loss of certain key employees or the Company's inability to attract and retain other qualified employees could have a material adverse effect on the Company's results of operations.

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

ITEM 2.

DESCRIPTION OF PROPERTY

The Company has vacated its office located at 100 Mill Plain Road, Danbury, CT 06811 and is seeking alternative office space..

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

Recent Sales of Unregistered Securities

In 2009 we issued 170,000 shares of stock in exchange for $ 8,500 in cash.

In 2008 we issued 816,000 shares of stock for services valued at $ 261,080. The shares were issued at $0.28-$0 .40 per share and reflect the market value of the stock at the time of the underlying agreements.

The above stock issues were authorized by resolutions dated February 19, 2008 and March 31, 2008.

In 2008 we issued 1,114,000 shares of common stock in exchange for $ 163,500 in cash.

The above stock issues were authorized by resolutions dated March 31,2008.

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

Cash requirements of Company

The Company operates on a low fixed overhead. Cash requirements can not be satisfied by maintaining the Company’s current  growth pattern. Additional funds will be required to satisfy cash requirements. .

Our plan of operations consists of marketing the sale of franchises and regional franchises. Advertising is used to attract prospects to the individual and regional franchise opportunities. Follow up meetings with individual prospects as well as seminar style meetings for groups of prospects are the methods used to present a comprehensive description of the Famous Uncle Al’s Hot Dogs & Grille opportunity to prospects. Marketing for new restaurant franchised stores is targeted in areas where existing restaurants are operating and a regional franchisee is assigned. Regional franchise prospects are targeted in areas that do not have regional franchisees in place.

Marketing efforts and methods, currently considered modest, will be accelerated to the extent that additional capital will support. Currently our efforts are limited by the number of qualified personnel available to implement the marketing strategy and advertising and marketing budget constraints.

Plans for additional funds

Additional funds will be required to implement accelerated growth plans.  The Company has made no significant effort to secure additional sources financing at this time. The Company intends to seek funding to support ongoing operations.

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

Results of Operations

Results of operations for 2009 was a net loss of ($ 117,901) compared to a net loss of ($ 619,487) for 2008. This results in a decreased net loss of $ 501,586 and an 80% reduction in net loss compared to 2008. This is due primarily to reduced expenses.  Cash flow used by the Company was $ 27,210.

Revenue for 2009 was $ 46,905 compared to $ 118,065 in 2008. This is a decrease in revenue of $ 70,160 or a 59% decrease.. This decrease is due primarily to reduced franchising revenue compared to 2008. Franchising revenue sales in 2009 were $ 46, 905 compared to $ 118,066 in 2008.

Total costs and expenses in 2008 were $ 165,806 compared to $ 737,553 in 2008. The reduction in expenses is due primarily to reduced G&A expenses, franchise sales expenses and impairment of long-lived assets expense.

The Company’s revenue consisted of $ 0 from franchise fees, $ 26,993 from royalties and $ 19,912 from other sources.

Franchise sales in 2009 were $ 0 compared to $ 21,500 in 2008 resulting in a decrease in franchise sales of $21,500 or a 100% decrease. Weekly continuation fee (royalty) revenue in 2008 was $ 26,993 compared to $63,072 in 2008 resulting in a decrease of $ 36,079 a 57% decrease. Other revenue (primarily marketing rebates) in 2009 was $ 19,912 compared to $ 33,494 in 2008 resulting in a decrease of $ 13,582 or a 40% increase.

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

Activities of the Company for the last two fiscal years have been primarily maintaining continuing operations.

Those activities were funded through investments and sales revenue generated by the sale of individual franchise sales and ongoing royalty collections and other income.

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

In the last twelve months the Company has received the following loans, as detailed:

NONE.  We are in default on two (2) convertible notes

In the past twelve months the Company has received a total of $ 8,500 from private placements.

The Company has current portion of long term debt liabilities of 196,282

This debt includes $ 55,000 in notes payable to 6 individuals in connection with its purchase of the licensing rights. The collective original amount of the notes was $ 85,000. $ 25,000 has been paid through a stock issuance. The notes are to be paid through proceeds derived from the sale of future franchises in or near the original subject store territory. The Company intends to pay in accordance with the terms of the notes or prepay from earned income, replacement or refinancing of the loan, or future offerings or a combination of these means.

The Company intends to repay those funds from revenues generated by continued operations.

The Company has long term debt liability of $ 50,192 consisting of loans from an officer.

Included in our long term debt the Company has $ 35,000 consisting of convertible notes.

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

Known trends or factors reasonably likely to have a material impact on short or long term liquidity

The current economic climate and lack of credit available to prospective franchisees has had and will likely continue to have a material impact on the business and liquidity. The Company does not anticipate any event that would require the Company to further strain its resources. The Company’s fixed overhead and expenses are limited. Variable expenses are directly related to the level and intensity of the Company’s sales and marketing efforts. These expenditures are controllable and generally produce a short-term return at least equal to the expenditure.

Liquidity and Capital Resources

The Company is dependent on continuing sales of Regional and individual Franchises and continuing royalties for liquidity.  At December 31, 2009, the Company had working capital deficiency of approximately $ 559,000.

The Company's operations have been financed to date through sales of its common stock through private placements, loans, sales of franchise territory agreements and royalties from franchisee sales.  The Company requires additional capital to maintain operations. The Company will require significant additional capital for the expansion of its franchising operations.  The Company believes that revenue generated from existing stores and $ 50,000 from anticipated Regional and individual franchise sales and additional royalty revenue will be required to fund its operations until at least December, 31, 2010.  Cash flows used by operating activities in 2009 were ($ 27,000). Revenue in 2009 was $ 46,905 including franchise fees of $ 0 and ongoing royalty revenue of $ 26,993 and other revenue of $ 19,912. Some of the franchised stores from which royalty revenue are generated were granted a temporary ‘royalty holiday”. Based on existing stores continued operations and continuing  “royalty holiday” for some stores the Company currently generates ongoing royalty revenue at an annual rate of $ 25,000.  If the Company terminates all “royalty holidays” the Company will generate $ 50,000. If regional and individual franchise sales and additional royalty revenue of at least $ 50,000 do not materialize then the Company will require additional funding to continue operations.

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

The Company’s business is not subject to any particular events other than general economic conditions. The Company believes that the economic downturn has and will likely continue to impact retail sales in existing locations. The Company believes that the  economic downturn has and will continue to affect the ability to attract new franchisees.

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

Michael F. Cronin
Certified Public Accountant

Board of Directors and Shareholders
Famous Uncle Al’s Hot Dogs & Grille, Inc.

I have audited the accompanying balance sheet of Famous Uncle Al’s Hot Dogs & Grille, Inc. as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. The financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Famous Uncle Al’s Hot Dogs & Grille, Inc.  as of December 31, 2009 and 2008 and the results of its operations, its cash flows and changes in stockholders’ deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 of the financial statements, the Company has incurred a $118,000 loss from operations, consumed $27,000 of cash due to its operating activities and has a capital deficiency of $559,000.  The Company may not have adequate readily available resources to fund operations through December 31, 2010. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 14, 2010

/s/   Michael F. Cronin

Michael F. Cronin

Certified Public Accountant,

NY, FL

Rochester, New York

Famous Uncle Al's Hot Dogs & Grille, Inc

Balance Sheet

	December 31, 2009	December 31, 2008

Assets
Current Assets
Cash	$0	$1,210
Accounts receivable	0	0
Prepaid expenses	0	0
Total current assets	0	1,210

Equipment, net	0	4,347

Other:
Security deposits	0	5,200
Total Assets	$0	$10,757

Liabilities and Stockholders' Deficiency

Current Liabilities:
Trade accounts payable	$82,775	$67,985
Accrued expenses	246,307	226,578
Deferred income	17,500	0
Convertible notes due in less than one year	35,000	26,806
Derivatives at fair value	15,938	0
Current portion of long term debt	161,282	111,090
Total current liabilities	558,803	432,459

Long-term debt:
Related party	0	27,700

Stockholders' Deficiency:
Common stock-70,000,000 authorized $0.001 par value
14,858,875 issued & issuable(14,688,875 in 2008)	14,859	14,689
Additional paid in capital	2,800,354	2,792,024
Accumulated Deficit	(3,374,016)	(3,256,115)
Total Stockholders' Deficiency	(558,803)	(449,402)

Total Liabilities & Stockholders' Deficiency	$0	$10,757
See Summary of Significant Accounting Policies and Notes to Financial Statements

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Operations
Years Ended December 31, 2009 and 2008

	2009	2008
Initial franchise fees-unit agreements	$0	$21,500
Ongoing weekly continuation fees	26,993	63,072
Other	19,912	33,494
Franchising revenue	46,905	118,066

Costs & Expenses:
Franchise sales	19,223	188,411
General & administrative	115,374	419,670
Valuation of derivatives	20,286	0
Impairment of long-lived assets	0	120,000
Interest	9,924	9,472
Total Costs & Expenses	164,806	737,553

Income before income taxes	(117,901)	(619,487)

Income taxes	0	0
Net Loss	($117,901)	($619,487)
Net Loss Per Share, basic	Nil	($0.04)
Weighted average shares, basic	14,833,094	13,810,714
See Summary of Significant Accounting Policies and Notes to Financial Statements

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Cash Flows

Year Ended Dec 31,
2009	2008

Cash flows from operating activities:
Net Loss	($117,901)	($619,487)
Adjustments required to reconcile net income
to cash used in operating activities:
Depreciation expense	4,348	1,500
Amortization of debt discount	8,194	3,472
Impairment		120,000
Expenses paid by related parties	22,492	0
Valuation charge on derivative instruments	15,938	0
Stock issued for services	0	261,080
(Increase) decrease in accounts receivable	0	32,000
(Increase) decrease in prepaid expenses	5,200	0
Increase in deferred income
Increase (decrease) in accounts payable & accrued expenses	34,519	(26,380)
Cash flows used by operating activities:	(27,210)	(227,815)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,500	163,500
Loans from related parties	0	27,700
Proceeds of other debt borrowings	0	35,000
Cash generated by financing activities	8,500	226,200

Change in cash	(1,210)	(1,615)
Cash-beginning of period	1,210	2,825
Cash-end of period	$0	$1,210
See Summary of Significant Accounting Policies and Notes to Financial Statements

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Stockholders' Deficiency
Common
Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit

Balance at December 31, 2007	12,688,875	$12,689	$2,357,779	($2,636,268)
Shares issued and issuable as debt incentives	70,000	70	11,596
Shares issued and issuable for cash	1,114,000	1,114	162,386
Shares issued services	816,000	816	260,264
Net Loss				(619,847)
Balance at December 31, 2008	14,688,875	$14,689	$2,792,025	($3,256,115)
Shares issued and issuable for cash	170,000	170	8,330
Net Loss				(117,901)
Balance at December 31, 2009	14,858,875	$14,859	$2,800,355	($3,374,016)
See Summary of Significant Accounting Policies and Notes to Financial Statements

Famous Uncle Al’s Hot Dogs & Grille, Inc.

Summary of Significant Accounting Policies

December 31, 2009

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

As of December 31, 2009, we had seven franchised stores.

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

Fair Value Measurements: FASB ASC 820 defines fair value and establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to the inputs to the valuation techniques. Fair value is the price that would be received to sell an asset or amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

Fair Value Hierarchy

 FASB ASC 820  specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with FASB ASC 820, these two types of inputs have created the following fair value hierarchy:

•	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.
•

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

FASB ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

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

Financial Instruments: Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and long and short-term borrowings. The fair value of these instruments approximates their recorded value. The Company does not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of December 31, 2009

Financial instruments that potentially subject us to concentrations of market/credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place cash and cash equivalents with high credit quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight line balance method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. We depreciate our office equipment and computers over 3 years. Depreciation expense was $4,348 and $1,500 for 2009 and 2008, respectively.

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

We amortize the costs of other intangibles (excluding goodwill) over their contractual life or estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values.  Intangible assets with indefinite lives, such as goodwill, are tested for impairment, at least annually, and written down to fair value as required. In 2008 we determined the future cash flows did not exceed the carrying value of restaurant equipment and, therefore, recognized impairment charge of $120,000 at December 31, 2008.

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

Advertising Costs: Franchisees may be required to pay a percentage of monthly sales to the Famous Uncle Al’s Advertising Fund (the “Fund”) for collective advertising and marketing programs. We have not required any funds be paid into nor have any expenses been incurred on behalf of the advertising fund through December 31, 2009. The Company incurs franchise development related advertising costs and expenses those costs as incurred. Advertising expense was $2,700 and $ 67,000 for the years ended December 31, 2009 and 2008 respectively.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2006. We are not under examination by any jurisdiction for any tax year. At December 31, 2009 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Stock Based Compensation: Stock-based awards are accounted for using the fair value method in accordance with SFAS No. 123R, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate.

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

Recent Accounting Pronouncements:

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.

Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS 165 is effective for reporting periods ending after June 15, 2009. The Company adopted SFAS 165 on January 1, 2010. SFAS 165 affects disclosures only.

Famous Uncle Al’s Hot Dogs & Grille, Inc.

Notes to Financial Statements

December 31, 2009

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

Utilization of federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry- forwards before full utilization.

3. Summary of Long Term Debt:

	2009			2008
	Amount	Rate	Amount	Rate
5 notes payable to individuals-repayment schedule (estimated at 24 months) tied to the receipt of initial franchise fees	$85,000	35.00%	$85,000	35.00%
2 notes convertible notes payable	35,000	8.00%	$26,806	8.00%
Note payable to shareholder	50,192	0.00%	$27,700	0.00%
Amounts due under territory repurchase agreements	26,090	0.00%	26,090	0.00%
Total	196,282		165,596
Less current portion	(196,282)		(165,596)
Net long term debt	$0		$0

8% Convertible Debt Issued in 2008

In 2008, we issued $35,000 in convertible promissory notes. The notes bear interest at 8% per annum until paid or converted. Interest is payable upon the maturity date (1 year from issuance). The initial conversion rate is $0.25 per share (subject to certain anti-dilution provisions). The convertible notes matured in 2009. Both notes are in default at December 31, 2009.

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

The notes were initially convertible at the option of the holder at any time and from time to time into Common Stock of the Company at a conversion price of $0.25 per share, subject to certain anti-dilution adjustments. Upon default, the conversion formula was modified to become convertible at a 50% discount to market as determined by a 90 day trading look-back period.

Interest is payable upon maturity and accrues at 8%. The notes were issued along with 70,000 shares of common stock.

The values ascribed to the note, the conversion feature of the note, other potential embedded derivative features, and common stock follow the guidance of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock; SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity; and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The Company evaluated the embedded conversion feature and determined its effect based on EITF Issue No. 00-19. In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and the embedded conversion feature, be bifurcated, and initially recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations.

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

The aggregate discount of $11,666 was amortized to interest expense over the term of the note using the straight-line yield method. Amortization expense was $8,194 in 2009 and $3,472 in 2008.

5. Commitments:

We are obligated to pay Al Stein $3,000 monthly for the use of certain trademarks and processes necessary for the Famous Uncle Als’ chain. We also rented two offices. One was under a 3 year commitment (recently assumed by our former president) and the other under a month-month agreement. Trademark licensing expenses was $18,000 and $37,750 for 2009 and 2008 respectively. Office lease expense was $37,519 and $16,194 for 2009 and 2008 respectively.

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

Recent Issuances:

In 2009 we issued 170,000 shares of common stock in exchange for $8,500 in cash. All common shares issued are restricted as to transferability.

In 2008 we issued 1,114,000 shares of common stock in exchange for $163,500 in cash. All common shares issued are restricted as to transferability.

We also issued 816,000 shares of stock for services valued at $261,080. The shares were valued at $0.28-$0.40 per share and reflect the market value of the stock at the time of the underlying agreements.

Warrants:

In 2007 we granted 2,000,000 warrants with an exercise price of $0.40 for services. The warrants vest immediately and carry a cashless exercise provision. The holder of the warrants would receive restricted stock as result of net-share settlement. The Financial Accounting Standards Board, “Derivatives Implementation Group” (DIG), Statement 133 Implementation Issue No. A17 concluded that if either party could net share settle the contract, then it would be considered a derivative, regardless of whether the net shares received were readily convertible to cash or restricted for more than 31 days. Under the DIG, however, we determined the settlement of these net share settled contracts qualify for the scope exception in paragraph 11(a) of Statement 133 and tested the provisions for equity treatment under EITF 00-19 and have concluded that treatment them as equity instruments is appropriate. The contract contains an explicit limit on the number of shares to be delivered in a share settlement.

In 2007 we granted 1,700,000 warrants with a fixed exercise price of $0.40 for services. The warrants vest immediately and do not carry a cashless exercise provision. The holder of the warrants would receive restricted stock upon settlement.

The Company used the Black-Scholes option pricing model in valuing the warrants. The inputs for the valuation analysis of the warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate. The key inputs for the initial valuation analysis at December 31, 2007 were a volatility of 116%, common stock value of $0.34 and a risk free interest rate of 4.4%. A table summarizing 2008-2009 activity is as follows:

	Warrants
		Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*

	Shares
Options outstanding at December 31, 2007	3,700,000	$0.40
Granted	0	$0.00
Exercised	0	$0.00
Lapsed	0	$0.00
Warrants outstanding at December 31, 2008	3,700,000	$0.40	5.88	$0
Granted	0	$0.00
Exercised	0	$0.00
Lapsed	0	$0.00
Warrants outstanding at December 31, 2009	3,700,000	$0.40	4.88	$0
Warrants exercisable at December 31, 2009	3,700,000	$0.40	4.88	$0

* Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price

Equity Instruments Classified as Derivatives

We follow the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133") along with related interpretations EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") and EITF No. 05-2 "The Meaning of ‘Conventional Convertible Debt Instrument' in Issue No. 00-19" ("EITF 05-2").  SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings.  We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock.  We utilize the Black-Scholes option-pricing model to determine fair value.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument's expected remaining life.  These assumptions require significant management judgment.

The initial conversion option formula of the 8% Convertible Notes was indexed to our own stock and we concluded that a separate instrument with the same terms would be classified in stockholders’ equity in the statement of financial position, the original conversion feature was initially not considered to be a derivative instrument under SFAS 133 paragraph 11(a). Under EITF 00-19 we had determined that the initial conversion rate was fixed and determinate and would not change in circumstances outside of management’s control and, accordingly, the conversion feature was not separated from the host contract. At December 31, 2009, the Company determined that the default conversion feature of the 8% Convertible Notes converted to a formula that was no longer fixed and determinate. Accordingly, the embedded conversion feature was adjusted to fair value. The Company determined the fair value of this conversion feature to be $50,896. The excess of fair value over the $35,000 carrying value of the notes was recorded as a derivative liability on the balance sheet at December 31, 2009.

The fair value of the derivative liability was determined using the Black-Scholes option pricing model. The key inputs for the valuation analysis at December 31, 2009 were a volatility of 164%, common stock value of $0.003 and a risk free interest rate of 4.4% and life of one year.

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument.

7. Accrued Expenses

Accrued expenses at December 31, 2009 and 2008 are as follows:

	2009	2008
Accrued interest	$73,557	$71,828
Accrued payroll	20,000	20,000
Accrued license fee to Stein	77,750	59,750
Accrued payroll taxes	75,000	75,000
	$246,307	$226,578

8. Management’s Plan

At March 30 2010, we had working capital deficiency of approximately $560,000.  We have recognized limited and declining revenue to date. Our operations have been financed to date through sales of our common stock through private placements, loans, sales of franchise territory agreements and royalties from franchisee sales.  We require significant additional capital for the expansion of our franchising operations.  We believe additional funding will be required to fund our operations until at least December 31, 2010.  However,  no assurance can be given that additional funds will not be required prior to the expiration of such period or that any funds which may be required will be available,  if at all, on acceptable terms. If additional funds are required, our inability to raise such funds will have an adverse effect upon our operations. If adequate capital is not available, we will have to reduce or eliminate our planned expansion activities, which could otherwise ultimately provide significant revenue.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Company has had no disagreements with accountants.

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

Subsequent Events:

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)

Identifying Directors and Executive Officers

The following is information regarding our sole executive officer and our two directors and their ages as of December 31, 2008:

Director:

Name of Director:	Age

Dean Valentino	52

Paul Esposito	55

Executive Officer:

Name of Officer:	Age	Office

Paul Esposito	55	Chief Executive Officer

Dean Valentino	52	President, Treasurer and Secretary

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

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to executive officers for all services rendered in all capacities to us through and including the date of this report, which is April 15, 2009.

SUMMARY COMPENSATION TABLE

Annual Compensation

Director Compensation; Employment Agreements

We presently only pay one officer and director any salary or consulting fee.  Paul Esposito was compensated $9,500 in 2009. We do not have a written employment agreement with any officer or director.

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

	Name and Address of	Number of Shares of	Percentage of
Title of Class	Beneficial Owner	Common Stock	Common Stock (1)

Common Stock	Dean Valentino	2,840,000	19.11%
	Director, President,
	Secretary and Treasurer

	Paul Esposito	2,300,000	15.47%
	Chief Executive Officer

Common Stock	All Officers and Directors	5,140,,000	34.58%
	as a Group

(1)     The percent of class is based on 14,858,875 shares of common stock issued and outstanding as of December 31, 2009.

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

Dean Valentino, President and Director loaned the Company $ 20,000 0n 3/27/2008 and $ 7,500 on 10.02.08.

In 2009 Dean Valentino also advanced 22,492 in the form of directly paid Company expenses.

Dean Valentino, President and Director, is the Regional Franchisee for Fairfield County, CT.

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

2007

:

$     9000

-

Michael Cronin

2008

:

$     9000

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

FAMOUS UNCLE AL’S HOT DOGS & GRILLE, INC.

By: /s/ Dean Valentino	President	Dated: April 15, 2009
Dean Valentino	Director, Secretary and Treasurer

By: /s/ Paul Esposito	Chief Executive Officer	Dated: April 15, 2009
Paul Esposito

INDEX TO EXHIBITS

EXHIBIT

DESCRIPTION

STATUS

31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith