Form 10-Q
period 2010-03-31
Famous Uncle Als Hot Dogs & Grille Inc
filed 2010-05-10
CIK 1349976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number:   333-132948

Famous Uncle Al’s Hot Dogs & Grille, Inc.

 (Exact name of registrant as specified in its charter)

Delaware	20-2791397
(State of Incorporation)	(I.R.S. Employer Identification No.)

282 Katonah Ave., Suite 137

Katonah NY 10536

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

The number of shares outstanding of the issuer's common stock as of May 6, 2010, was 14,858,875 shares.

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

SIGNATURE

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

Famous Uncle Al's Hot Dogs & Grille, Inc.
Balance Sheet
	March 31, 2010 (unaudited)	December 31, 2009

Assets

Current Assets
Cash	$169	$0
Prepaid expenses	0	0
Total current assets	169	0

Total Assets	$169	$0

Liabilities and Stockholders' Deficiency

Current Liabilities:
Trade accounts payable	$82,775	$82,775
Accrued expenses	246,307	246,307
Deferred income	17,500	17,500
Convertible notes due in less than one year	35,000	35,000
Derivatives at fair value	12,968	15,938
Current portion of long term debt	161,282	161,283
Total current liabilities	555,833	558,803

Stockholders' Deficiency:
Common stock-70,000,000 authorized $0.001 par value
14,858,875 issued & issuable(14,688,875 in 2008)	14,859	14,859
Additional paid in capital	2,800,354	2,800,354
Accumulated Deficit	(3,370,877)	(3,374,016)
Total Stockholders' Deficiency	(555,664)	(558,803)

Total Liabilities & Stockholders' Deficiency	$169	$0
See notes to unaudited interim financial statements.

See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Operations
(Unaudited)
	Three Months Ended March 31,
	2010	2009
Initial franchise fees-unit agreements	$0	$0
Ongoing weekly continuation fees	1,200	9,638
Other	0	392
Franchising revenue	1,200	10,030

Costs & Expenses:
Franchise sales	435	13,722
General & administrative	596	27,766
Valuation of derivatives	(2,970)	0
Interest	0	1,500
Total Costs & Expenses	(1,939)	42,988

Income before income taxes	3,139	(32,958)

Income taxes	0	0
Net Income	$3,139	($32,958)
Net Income Per Share, basic	Nil	Nil
Weighted average shares, basic	14,858,875	14,771,986

See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Cash Flows
(unaudited)
	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net Income	$3,139	($32,958)
Adjustments required to reconcile net income
to cash used in operating activities:
Depreciation expense	(0)	1,500
Amortization of debt discount	0	2,916
Valuation charge on derivative instruments	(2,970)	0
Increase (decrease) in accounts payable & accrued expenses	0	19,000
Cash flows used by operating activities:	169	(9,542)

Cash flows from financing activities:
Proceeds from issuance of common stock	(0)	8,500
Cash generated by financing activities	(0)	8,500

Change in cash	169	(1,042)
Cash-beginning of period	0	1,210
Cash-end of period	$169	$168

See notes to unaudited interim financial statements.

FAMOUS UNCLE AL’S HOT DOGS & GRILLE, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2009 Annual Report on Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2010 and 2009. All such adjustments are of a normal recurring nature. Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements

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

We issued 170,000 shares of common stock in exchange for $8,500 in cash in 2009. All common shares issued are restricted as to transferability.

5.	Management’s Plan

At March 31 2010, we had working capital deficiency of approximately $555,000.  We have recognized inconsistent revenue to date. Our operations have been financed to date through sales of our common stock through private placements, loans, sales of franchise territory agreements and royalties from franchisee sales.  We require significant additional capital for the expansion of our franchising operations.  We believe additional funding will be required to fund our operations until at least December 31, 2010.  However,  no assurance can be given that additional funds will not be required prior to the expiration of such period or that any funds which may be required will be available,  if at all, on acceptable terms. If additional funds are required, our inability to raise such funds will have an adverse effect upon our operations. If adequate capital is not available, we will have to reduce or eliminate our planned expansion activities, which could otherwise ultimately provide significant revenue.

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

Description of Business.

A.

History of the Company

Famous Uncle Al’s Hot Dogs & Grille, Inc. was originally incorporated in the State of Delaware on March 4, 2005.  We were formed for the purpose of receiving future and existing restaurant franchising rights from Famous Uncle Al’s Hot Dogs, Inc., also a Delaware corporation.  Famous Uncle Al’s Hot Dogs, Inc. owned the exclusive worldwide right to franchise quick service restaurants operating under the “Famous Uncle Al’s Hot Dogs” name.  The Famous Uncle Al’s Hot Dogs restaurants serve hot dogs and other style sandwiches that use “secret recipes” and preparation techniques created by Al Stein, the original “Uncle Al”.  Our address is 282 Katonah Ave, # 137, Katonah, NY 10536, and our telephone number is (203) 616-2930.  Our common stock is currently traded on the OTC Bulletin board.

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

Three Months ended March 31, 2010 and March 31, 2009

Profit/Loss

The Company realized net income of $ 3,139 in the first three months of 2010 compared to a net loss of $ 32,958 for the first nine months of 2009 resulting in a decrease in loss of $ 36,097.

Revenue

Total revenue for the first three months of 2010 was $ 1,200 compared to $ 10,030 for the first three months in 2009 resulting in a decrease in revenue of $ 8,830 or a 88 % decrease.

Royalty and other revenue, which includes marketing contributions from vendors, for the first three months of 2010 was $ 1,200 compared to $ 10,030 in the first nine months of 2009 resulting in a decrease of $ 8,830 or a 88 % decrease.

Expenses

Expenses for the first three months of 2010 were $ (1,939) compared to $ 42,988 for the first three months in 2009 resulting in a decrease in expenses of $ 44,927.

Operating Restaurants

There are currently 7 franchised restaurants opened and operating at March 31, 2010.  There are 1 restaurants scheduled to open during the first quarter of 2010. This will result in 8 operating restaurants.

Operating Restaurants		Scheduled to open
Location	Quantity	Location	Quantity

Las Vegas, NV	1	Somers, NY (lease signed)	1
Danbury, CT	1
Virginia Beach, VA	1
Chesapeake,VA	1
Phoenix, AZ	1
West Haven, CT	1
Lancaster, Ohio	1
Total	11	Total	1

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

Management is considering alternative means to expand the Company other than just through Regional and Individual franchise sales. One beneficial result of the current economic downturn is an increased availability of commercial retail locations. There are an increasing number of locations that are particularly well suited for our restaurants. Many available locations include partial build outs and some included equipment that can be reused by a Famous Uncle Al’s restaurant. In general, lease costs have declined considerably over the last year. Management believes that the increased availability of commercial space, declining lease costs and more cooperative and flexible landlords presents an opportunity for prospective franchisees to obtain retail space at advantageous terms.

Management believes that the existing business and operating franchised restaurants is a suitable platform for expansion. The fundamentals of the restaurant operating system, menu offerings, store décor and procedures are completed. There is no significant expenditure required for development. However, the current economic conditions, in particular the inability of franchisees to obtain financing, severely impact the Company’s ability to attract new franchisees.

Although the Company has suspended active marketing and solicitation of franchisees it will continue to offer its regional and individual franchise for sale.

Liquidity and Capital Resources

D.

Capital Resources

The Company is experiencing a burn rate of approximately $ 2000 per month for the first three months of 2010. The Company has not developed sufficient ongoing royalty revenue to support active operations. Essentially all marketing activities have been suspended. Until the Company develops sufficient ongoing revenue from royalties, the Company will be dependent on franchise and regional franchise fees to support active operations. In lieu of such sales materializing, the Company is dependent on loans and alternative sources of revenue.

The Company believes that regional franchise sales and franchise sales are critical to the success of the Company. Failure of these sales to materialize will have a detrimental effect on the Company. Failure to either secure additional funding or generate revenue through regional franchise and franchise fees will have a detrimental effect on the Company’s ability to support ongoing operations. We have been unsuccessful in raising the required capital in the first quarter of 2010.

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

E.

Employees:

As of March 31, 2010 all employees have been terminated.

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

ITEM 4   CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to him.

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

Based upon an evaluation conducted for the period ended March 31, 2010, Paul Esposito, who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of March 31, 2010, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

ITEM 1   LEGAL PROCEEDINGS

Famous is not currently a party to any legal proceedings.

ITEM 1A   RISK FACTORS

There have been no material changes in our risk factors since December 31, 2009.  See Risk Factors at December 31, 2009, within our Form 10-K.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE during the first quarter of 2010.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5   OTHER INFORMATION

The Company is in default of two convertible notes totaling $ 35,000.

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

FAMOUS UNCLE AL’S HOT DOGS & GRILLE, INC.

By: /s/ Paul Esposito	Chief Executive Officer, Chief Financial Officer	Dated: May 6, 2010
Paul Esposito