Form 10-Q
period 2010-06-30
Famous Uncle Als Hot Dogs & Grille Inc
filed 2010-07-23
CIK 1349976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the issuer's common stock as of July 23, 2010, was 18,858,875 shares.

FAMOUS UNCLE AL’S HOT DOGS AND GRILLE, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

Famous Uncle Al's Hot Dogs & Grille, Inc.
Balance Sheet
	June 30, 2010 (unaudited)	December 31, 2009

Assets

Current Assets
Cash	$3,720	$0
Prepaid expenses	0	0
Total current assets	3,720	0

Total Assets	$3,720	$0

Liabilities and Stockholders' Deficiency

Current Liabilities:
Trade accounts payable	$103,200	$82,775
Accrued expenses	2,000	246,307
Deferred income	0	17,500
Convertible notes due in less than one year	35,000	35,000
Derivatives at fair value	9,238	15,938
Current portion of long term debt	0	161,283
Total current liabilities	149,439	558,803

Stockholders' Deficiency:
Common stock-70,000,000 authorized $0.001 par value
18,558,875 issued & issuable (14,858,875 in 2009)	18,559	14,859
Additional paid in capital	3,053,392	2,800,354
Accumulated Deficit	(3,217,670)	(3,374,016)
Total Stockholders' Deficiency	(145,719)	(558,803)

Total Liabilities & Stockholders' Deficiency	$3,720	$0

See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Operations
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Ongoing weekly continuation fees	$0	$8,251	$1,200	$17,889
Other	7,867	9,817	7,867	10,209
Franchising revenue	7,867	18,068	9,067	28,098

Costs & Expenses:
Franchise sales	(0)	3,963	435	17,685
General & administrative	46,640	55,168	47,236	80,018
Valuation of derivatives	(3,730)	0	(6,700)	0
Forgiveness of debt	(188,250)	0	(188,250)	0
Interest	0	4,416	0	8,832
Total Costs & Expenses	(145,341)	63,547	(147,280)	106,535

Income before income taxes	153,207	(45,479)	156,346	(78,437)

Income taxes	0	0	0	0
Net Income	$153,207	($45,479)	$156,346	($78,437)
Net Income Per Share, basic	$0.01	Nil	$0.01	Nil
Weighted average shares, basic	14,858,875	14,688,875	14,858,875	14,688,875

See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net Income (Loss)	$156,346	($78,437)
Adjustments required to reconcile net income
to cash used in operating activities:
Depreciation expense	0	2,000
Amortization of debt discount	0	5,833
Expenses paid by related parties	11,485	22,492
Forgiveness of debt	(188,250)	0
Valuation charge on derivative instruments	(6,700)	0
Stock issued for services	1,250	0
Increase (decrease) in accounts payable & accrued expenses	29,589	38,500
Cash flows used by operating activities:	3,720	(9,612)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	8,500
Cash generated by financing activities	0	8,500

Change in cash	3,720	(1,112)
Cash-beginning of period	0	1,210
Cash-end of period	$3,720	$98

See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Statement of Stockholders' Deficiency
(Unaudited)
	Common
	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit
Balance at December 31, 2008	14,688,875	$14,689	$2,792,025	($3,256,115)
Shares issued and issuable for cash	170,000	170	8,330
Net Loss				(117,901)
Balance at December 31, 2009	14,858,875	$14,859	$2,800,355	($3,374,016)
Prepayment received on warrants			20,985
Shares issued services	500,000	500	750
Cancellation of related party debt			234,503
Exercise of warrants (cashless)	3,200,000	3,200	(3,200)
Net Loss				156,346
Balance at June 30, 2010	18,558,875	$18,559	$3,053,393	($3,217,670)

See notes to unaudited interim financial statements.

 FAMOUS UNCLE AL’S HOT DOGS & GRILLE, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2010 and 2009. All such adjustments are of a normal recurring nature. Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements

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

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements

4.	Recent Issuance of Common Stock

We issued 170,000 shares of common stock in exchange for $8,500 in cash in 2009. All common shares issued are restricted as to transferability.

On July 15, 2010, the Company entered into a settlement agreement with N. Scott Fine and Scarsdale Securities, LLC.  As previously reported on Form 8-K as filed on November 8, 2007, the Company retained N. Scott Fine and Scarsdale Equities, LLC as consultants and financial advisors.  As compensation in 2007, the Company agreed to issue common stock purchase warrants for a period of seven (7) years at $.40 per share. The warrant contained cashless exercise provisions.  Pursuant to the mutual release and Settlement Agreement, the Company issued 2,000,000 shares of restricted common stock for cancellation of the outstanding Warrants to Purchase Common Stock.

On July 15, 2010, the Company converted the JARS FAMILY GROUP, LLC warrants into 1,000,000 shares of the Company’s common stock.  The issuance was not based upon the warrants exercise price, but based upon the Company’s effort to treat all warrant holders equally.

On July 15, 2010, the Company converted the C.C.R.I.  Corporation, a Colorado corporation, warrants into 200,000 shares of the Company’s common stock.  The issuance was not based upon the warrants exercise price, but based upon the Company’s effort to treat all warrant holders equally

As a result of the above issuances, the Company no longer has any outstanding warrants for the purchase of the Company’s common stock.

On July 15, 2010, the Company granted Troy Pope a one year stock option to purchase up to 25,000,000 non-dilutable restricted shares of common stock at par value for monies advanced and paid in excess of services related to the settlement of a number of our debts with full releases from various creditors, vendors, warrant holders, shareholders, and our Licensor holder.  In exchange for the option to Troy Pope, the Company will not be obligated to reimburse Mr. Pope.

On July 20, 2010, the Company entered into a Release and Settlement Agreement with Newport Capital Consultants, Inc. and Gary Bryant, wherein Mr. Bryant was issued 1,000,000 shares of restricted common stock in exchange for Mr. Bryant releasing, remising and discharging the Company from any claims, causes of action, debts and contracts.  Mr. Bryant and Newport Capital Consultants, Inc. had several agreements with the Company which are now null and void.

5.	Forgiveness of Debt

In June, 2010 we derecognized accruals for payroll taxes, payroll and other accruals totaling $112,500. The payroll related accruals of $95,000 were based on 2005 estimates no longer deemed accurate. We also renegotiated the amount due Al Stein under our licensing agreement. The renegotiated amount of $2,000 resulted in the derecognition of $75,250, the excess amount due under the original agreement.

In June, 2010 we cancelled approximately $133,000 of amounts due related parties through mutual agreement. We also derecognized $111,090 of notes payable of which we determined are barred by the statute of limitations. The notes were informally assumed as part of our original capitalization and at the request of our management at that time. Such amounts were considered capital transactions.

On June 30, 2010, we entered into a release agreement with Dean Valentino for equity and compensation due for a total of $9,500, wherein Mr. Valentino also agreed to pay from this amount the funds due to the former landlord so that the Company is not longer obligated under any form of lease agreement with the Connecticut landlord, Lernie Danbury, LLC.

On June 30, 2010, the Company entered into a release agreement in consideration of $3,000 with James Wilson for past due legal fees.

On July 9, 2010, Famous Uncle Al’s Hot Dogs & Grille, Inc. (the “Company”) entered into a Supplemental Settlement Agreement (“Supplemental Agreement”) with Famous Uncle Al’s, Inc., a Virginia corporation (“FUA”) regarding the Franchising Rights License Agreement originally dated November 12, 2002.  In 2002, FUA issued an exclusive, worldwide license to market and sublicensed franchises to third parties for operating quick service restaurants and serve hot dogs and other style sandwiches under the franchise name “Famous Uncle Al’s Hot Dogs” restaurant (“License Agreement”). Pursuant to Supplemental Agreement, the respective parties agreed to cancel the License Agreement by only as it relates to the state of Virginia. The Company maintained the exclusive and worldwide license outside the state of Virginia.   In addition, the Supplemental Agreement modified the royalty payments from $3,000.00 per month to a royalty fee of 1% of the gross profits derived from the issuance of any new Franchise Licenses issued by the Company outside the state of Virginia.  Pursuant to the Supplemental Agreement, the parties mutually released and waived all claims against each other related to the prior conduct of the parties.

Under the new terms of the Supplemental Agreement, the Company is only obligated to pay a royalty fee in the event that the Company receives a profit from the issuance of a sublicensed.  The former License Agreement required the Company to pay a monthly fee to FUA regardless of any profit received from the Company.

On July 9, 2010, the Company’s Board of Directors approved a partial assignment of the existing sublicensed franchises to Famous Uncle Al’s Hot Dogs, Inc., a Delaware corporation.  The former franchises were not paying any royalty fees during the prior fiscal year.  Under the terms of the assignment, Famous Uncle Al’s Hot Dogs, Inc., assumed all potential liabilities related to the franchises.  The Company reserved and maintained all rights to issue future Sublicenses.

On July 20, 2010, the Company entered into a Release and Settlement Agreement with Newport Capital Consultants, Inc. and Gary Bryant, wherein Mr. Bryant was issued 1,000,000 shares of restricted common stock in exchange for Mr. Bryant releasing, remising and discharging the Company from any claims, causes of action, debts and contracts.  Mr. Bryant and Newport Capital Consultants, Inc. had several agreements with the Company which are now null and void.

6.	Management’s Plan

At June 30 2010, we had working capital deficiency of approximately $145,000.  We have recognized inconsistent revenue to date. Our operations have been financed to date through sales of our common stock through private placements, loans, sales of franchise territory agreements and royalties from franchisee sales.  We require significant additional capital for the expansion of our franchising operations.  We believe additional funding will be required to fund our operations until at least December 31, 2010.  However,  no assurance can be given that additional funds will not be required prior to the expiration of such period or that any funds which may be required will be available,  if at all, on acceptable terms. If additional funds are required, our inability to raise such funds will have an adverse effect upon our operations. If adequate capital is not available, we will have to reduce or eliminate our planned expansion activities, which could otherwise ultimately provide significant revenue.

7.	Subsequent Events

On July 13, 2010 the conversion terms of the two outstanding convertible notes having a total face value of $35,000.00 were amended to provide for a ceiling on the amount of shares potentially issuable. The terms of the original notes stipulated a conversion formula that was based on a percentage of market bid/ask as of the conversion date. The indeterminate amount of shares issuable under the original conversion feature resulted in derivative treatment. Under the revised terms the conversion instruments will be capped at an aggregate of 3.5 million shares which is a reduction of the estimated 12,000,000 common shares that would currently be issuable.

Also on July 13, 2010 we issued an option to acquire 25 million shares of our common stock for an effective strike price of $0.008 per share. We received $20,985 as a prepayment as of June 30, 2010.

On July 13, 2010, our board of directors by unanimous consent, to effect a reverse stock split on a 1-for-460 basis whereby every 460 shares of our common stock will be combined and reduced into one share of common stock, which is referred to herein as the “Reverse Stock Split”.  The effective date of the reverse stock split is scheduled for July 28, 2010.

After the effective date of the Reverse Stock Split, each stockholder will own a reduced number of shares of common stock.  However, the Reverse Stock Split will affect all of existing stockholders of the Company uniformly and will not affect any stockholder’s percentage ownership interest in the company, except to the extent that the Reverse Stock Split results in any of its stockholders owning a fractional share as described below. Proportionate voting rights and other rights and preferences of the holders of common stock will not be affected by the Reverse Stock Split, other than as a result of the rounding of fractional shares ad described below. The number of stockholders of record will not be affected by the Reverse Stock Split.

On July 20, 2010, the Company entered into a Release and Settlement Agreement with Newport Capital Consultants, Inc. and Gary Bryant, wherein Mr. Bryant was issued 1,000,000 shares of restricted common stock in exchange for Mr. Bryant releasing, remising and discharging the Company from any claims, causes of action, debts and contracts.  Mr. Bryant and Newport Capital Consultants, Inc. had several agreements with the Company which are now null and void.

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

On July 9, 2010, Famous Uncle Al’s Hot Dogs & Grille, Inc. (the “Company”) entered into a Supplemental Settlement Agreement (“Supplemental Agreement”) with Famous Uncle Al’s, Inc., a Virginia corporation (“FUA”) regarding the Franchising Rights License Agreement originally dated November 12, 2002.  In 2002, FUA issued an exclusive, worldwide license to market and sublicensed franchises to third parties for operating quick service restaurants and serve hot dogs and other style sandwiches under the franchise name “Famous Uncle Al’s Hot Dogs” restaurant (“License Agreement”). Pursuant to Supplemental Agreement, the respective parties agreed to cancel the License Agreement by only as it relates to the state of Virginia. The Company maintained the exclusive and worldwide license outside the state of Virginia.   In addition, the Supplemental Agreement modified the royalty payments from $3,000.00 per month to a royalty fee of 1% of the gross profits derived from the issuance of any new Franchise Licenses issued by the Company outside the state of Virginia.  Pursuant to the Supplemental Agreement, the parties mutually released and waived all claims against each other related to the prior conduct of the parties.

Under the new terms of the Supplemental Agreement, the Company is only obligated to pay a royalty fee in the event that the Company receives a profit from the issuance of a sublicensed.  The former License Agreement required the Company to pay a monthly fee to FUA regardless of any profit received from the Company.

On July 9, 2010, the Company’s Board of Directors approved a partial assignment of the existing sublicensed franchises to Famous Uncle Al’s Hot Dogs, Inc., a Delaware corporation.  The former franchises were not paying any royalty fees during the prior fiscal year.  Under the terms of the assignment, Famous Uncle Al’s Hot Dogs, Inc., assumed all potential liabilities related to the franchises.  The Company reserved and maintained all rights to issue future Sublicenses.

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

Six Months ended June 30, 2010 and June 30, 2009

Profit/Loss

The Company realized net income of $ 156,346 in the first six months of 2010 compared to a net loss of $ 78,437 for the first six months of 2009 resulting in a increase in net income of $ 234,783. The income was primarily generated through a $188,250 gain on the forgiveness of debt coupled with a $50,032 reduction in expenses. We also realized a $6,700 derivative valuation gain in 2010.  In June, 2010 we derecognized accruals for payroll taxes, payroll and other accruals totaling $112,500. The payroll related accruals of $95,000 were based on 2005 estimates no longer deemed accurate. We also renegotiated the amount due Al Stein under our licensing agreement. The renegotiated amount of $2,000 resulted in derecognition of $75,250, the excess amount due under the original agreement.

Revenue

Total revenue for the first six months of 2010 was $ 9,067 compared to $ 28,098 for the first six months in 2009 resulting in a decrease in revenue of $ 19,031 or a 68 % decrease.

Royalty and other revenue, which includes marketing contributions from vendors, for the first tsix months of 2010 was $ 1,200 compared to $ 17,889 in the first six months of 2009 resulting in a decrease of $ 16,689 .

Expenses

Expenses for the first six months of 2010 were $ 47,671 compared to $ 97,703 for the first six months in 2009 resulting in a decrease in expenses of $ 50,032..Franchise sales expenses included as a component of total expenses decreased from $17,685 to $435 or $17,258 of the total decrease of $50,032.

C.

Management Plans

Management believes that the Company will require additional funding to maintain operations and to grow the Company. The Company has been limited in its ability to attract regional franchisees and franchisees. Management believes that current economic conditions, in particular the inability of prospective franchisees to secure bank loans to fund a Famous Uncle Al’s Hot Dogs & Grille restaurant, has had a significant negative impact on the Company’s ability to sell franchises. The general economic downturn has also affected existing store sales resulting in diminished royalty revenue.

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

Management believes that the existing business is a suitable platform for expansion. The fundamentals of the restaurant operating system, menu offerings, store décor and procedures are completed. There is no significant expenditure required for development.

However, the current economic conditions, in particular the inability of franchisees to obtain financing, severely impact the Company’s ability to attract new franchisees.

Although the Company has suspended active marketing and solicitation of franchisees it will continue to offer its regional and individual franchise for sale.

Liquidity and Capital Resources

D.

Capital Resources

The Company is experiencing a burn rate of approximately $ 2000 per month for the second three months of 2010. The Company has not developed sufficient ongoing royalty revenue to support active operations. Essentially all marketing activities have been suspended. Until the Company develops sufficient ongoing revenue from royalties, the Company will be dependent on franchise and regional franchise fees to support active operations. In lieu of such sales materializing, the Company is dependent on loans and alternative sources of revenue.

The Company believes that regional franchise sales and franchise sales are critical to the success of the Company. Failure of these sales to materialize will have a detrimental effect on the Company. Failure to either secure additional funding or generate revenue through regional franchise and franchise fees will have a detrimental effect on the Company’s ability to support ongoing operations. We have been unsuccessful in raising the required capital in the second quarter of 2010.

Each regional franchisee fee is $50,000. Regional franchises are designated geographic territories. We may not sell franchises in Virginia under our new agreement with the franchisor.  Each regional franchisee is responsible for developing individual franchised restaurants in the territory. The Company believes there are at least 49 suitable regions available for sale.

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

E.

Employees:

As of June 30, 2010 all employees have been terminated.

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

ITEM 4   CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to him.

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

Based upon an evaluation conducted for the period ended June 30, 2010, Paul Esposito, who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of June 30, 2010, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

On July 15, 2010, the Company entered into a settlement agreement with N. Scott Fine and Scarsdale Securities, LLC.  As previously reported on Form 8-K as filed on November 8, 2007, the Company retained N. Scott Fine and Scarsdale Equities, LLC as consultants and financial advisors.  As compensation in 2007, the Company agreed to issue common stock purchase warrants for a period of seven (7) years at $.40 per share. The warrant contained cashless exercise provisions.  Pursuant to the mutual release and Settlement Agreement, the Company issued 2,000,000 shares of restricted common stock for cancellation of the outstanding Warrants to Purchase Common Stock.

On July 15, 2010, the Company converted the JARS FAMILY GROUP, LLC warrants into 1,000,000 shares of the Company’s common stock.  The issuance was not based upon the warrants exercise price, but based upon the Company’s effort to treat all warrant holders equally.

On July 15, 2010, the Company converted the C.C.R.I.  Corporation, a Colorado corporation, warrants into 200,000 shares of the Company’s common stock.  The issuance was not based upon the warrants exercise price, but based upon the Company’s effort to treat all warrant holders equally

As a result of the above issuances, the Company no longer has any outstanding warrants for the purchase of the Company’s common stock.

On July 15, 2010, the Company granted Troy Pope a one year stock option to purchase up to 25,000,000 non-dilatable restricted shares of common stock at par value for monies advanced and paid in excess of services related to the settlement of a number of our debts with full releases from various creditors, vendors, warrant holders, shareholders, and our Licensor holder.  In exchange for the option to Troy Pope, the Company will not be obligated to reimburse Mr. Pope.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5   OTHER INFORMATION

The Company is in default of two convertible notes totaling $ 35,000.  On July 13, 2010 the conversion terms of the two outstanding convertible notes having a total face value of $35,000.00 were amended to provide for a ceiling on the amount of shares potentially issuable. The terms of the original notes stipulated a conversion formula that was based on a percentage of market bid/ask as of the conversion date. The indeterminate amount of shares issuable under the original conversion feature resulted in derivative treatment. Under the revised terms the conversion instruments will be capped at an aggregate of 3.5 million shares which is a reduction of the estimated 12,000,000 common shares that would currently be issuable.

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

FAMOUS UNCLE AL’S HOT DOGS & GRILLE, INC.

By: /s/ Paul Esposito	Chief Executive Officer, Chief Financial Officer	Dated: July 23, 2010
Paul Esposito