Form 10-Q
period 2010-09-30
American Standard Energy Corp.
filed 2010-11-15
CIK 1349976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-132948

American Standard Energy Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-2791397
(State of Incorporation)	(I.R.S. Employer Identification No.)

60 East Rio Salado Parkway
Suite 900
Tempe, AZ 85281
 (Address of principal executive offices)

(408) 366-5818
 (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the issuer's common stock as of November 9, 2010 was 28,540,290.

AMERICAN STANDARD ENERGY CORP.

FORM 10-Q
September 30, 2010
INDEX

PART I— FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	F-1 - F-7
Item 2.	Management’s Discussion and Analysis of Financial Condition	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4T.	Control and Procedures	6

PART II— OTHER INFORMATION

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements

Famous Uncle Al's Hot Dogs & Grille, Inc.
Unaudited Balance Sheets

	Sept 30, 2010	December 31, 2009

Assets

Current Assets:
Cash	$13	$0
Prepaid expenses	0	0
Total current assets	13	0

Total Assets	$13	$0

Liabilities and Stockholders' Deficiency

Current Liabilities:
Trade accounts payable	$103,201	$82,775
Accrued expenses	0	246,307
Deferred income	0	17,500
Convertible notes due in less than one year	0	35,000
Derivatives at fair value	0	15,938
Current portion of long term debt	0	161,283
Total current liabilities	103,201	558,803
Commitments and contingencies
Stockholders' Deficiency:
Common stock-70,000,000 authorized $0.001 par value 28,540,290 issued & issuable at September 30, 2010 and 32,247 at December 31, 2009	28,540	32
Additional paid in capital	3,096,609	2,815,181
Accumulated Deficit	(3,228,337)	(3,374,016)
Total Stockholders' Deficiency	(103,188)	(558,803)

Total Liabilities & Stockholders' Deficiency	$13	$0
See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Unaudited Statement of Operations

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2010	2009	2010	2009
Ongoing weekly continuation fees	$0	$5,764	$1,200	$23,653
Other	0	496	7,867	10,705
Franchising revenue	(0)	6,260	9,067	34,358

Costs & Expenses:
Franchise sales	(0)	1,200	435	18,885
General & administrative	10,667	5,423	57,903	85,441
Valuation of derivatives	0	0	(6,700)	0
Forgiveness of debt	0	0	(188,250)	0
Interest	0	2,362	0	11,194
Total Costs & Expenses	10,667	8,985	(136,612)	115,520

Income (loss) before income taxes	(10,667)	(2,725)	145,679	(81,162)
Income taxes	0	0	0	0
Net Income (loss)	$(10,667)	$(2,725)	$145,679	$(81,161)
Basic earnings per share:
Net income (loss) per share, basic	Nil	$(0.08)	$0.02	$(2.52)
Weighted average shares, basic	17,517,327	32,302	5,924,655	32,227
Diluted earnings per share:
Net income (loss) per share, diluted	Nil	$(0.08)	$0.02	$(2.52)
Weighted average shares, diluted	17,517,327	32,302	8,943,220	32,227
See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Unaudited Statement of Cash Flows

	Nine Months Ended Sept 30,
	2010	2009

Cash flows from operating activities:
Net Income (Loss)	$145,679	$(81,161)
Adjustments required to reconcile net income to cash used in operating activities:
Depreciation expense	0	2,500
Amortization of debt discount	0	8,194
Expenses paid by related parties	18,445	22,492
Forgiveness of debt	(188,250)	0
Valuation charge on derivative instruments	(6,700)	0
Stock issued for services	1,250	0
Increase (decrease) in accounts payable & accrued expenses	29,589	38,500
Cash flows provided by (used in) operating activities	13	(9,475)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	8,500
Cash generated by financing activities	0	8,500

Change in cash	13	(975)
Cash-beginning of period	0	1,210
Cash-end of period	$13	$235
See notes to unaudited interim financial statements.

Famous Uncle Al's Hot Dogs & Grille, Inc.
Unaudited Statement of Stockholders' Deficiency

	Common
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit

Balance at December 31, 2009	32,247	$32	$2,815,181	$(3,374,016)
Stock issued in exchange for payment of expenses	25,000,000	25,000	4,945
Shares issued for services	1,086	1	1,249
Reclassification of derivative to permanent equity			9,238
Cancellation of related party debt			234,503
Exercise of warrants	6,957	7	(7)
Exercise of conversion option of notes payable	3,500,000	3,500	31,500
Net Income				145,679
Balance at September 30, 2010	28,540,290	$28,540	$3,096,609	$(3,228,337)
See notes to unaudited interim financial statements.

 FAMOUS UNCLE AL’S HOT DOGS & GRILLE, INC.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.	Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. All per share disclosures retroactively reflect shares outstanding or issuable as though the July 13, 2010 1 for 460 reverse split (see Note 4) had occurred January 1, 2009.

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

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

4.	Stockholders’ Equity

Reverse Stock Split: On July 13, 2010 our Board of Directors approved a 1 for 460 reverse stock split. The reverse stock split was effective July 29, 2010 for holders of record at July 29, 2010. We did not issue scrip or purchase fractional shares. Instead, all calculations that would have resulted in the issuance of a fractional share were rounded up to the next whole number. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2009.

In 2010 we settled approximately $123,000, net, of amounts due related parties through mutual agreement. We also derecognized approximately $111,000 of notes payable of which we determined are barred by the statute of limitations. The notes were informally assumed as part of our original capitalization and at the request of our management at that time. Such amounts were considered capital transactions.

On August 2, 2010 we issued 25,000,000 shares of common stock in exchange for the payment of expenses on our behalf aggregating $29,945. We issued 6,957 shares of stock upon the exercise of cashless warrants. All common shares issued are restricted as to transferability.

At December 31, 2009, the Company determined that the default conversion feature of the 8% Convertible Notes converted to a formula that was no longer fixed and determinate. Accordingly, the embedded conversion feature was adjusted to fair value as required by derivative accounting treatment. On July 13, 2010 the conversion feature was modified and the $35,000 debt was subsequently converted to common stock. Accordingly, the $9,238 fair value of the related derivative conversion feature was classified to permanent equity.

Pursuant to the Share Exchange Agreement (see Note 6), on October 1, 2010, a private entity acquired 21,999,997 common shares of Uncle Al’s.  Such securities were not registered under the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering.

5.	Forgiveness of Debt

In 2010 we derecognized accruals for payroll taxes, payroll and other accruals totaling $112,500. The payroll related accruals of $95,000 were based on 2005 estimates no longer deemed accurate. We also renegotiated the amount due Al Stein under our licensing agreement. The renegotiated amount of $2,000 resulted in de-recognition of $75,750, the excess amount due under the original agreement.

In 2010 we settled approximately $132,913 of amounts due related parties through mutual agreement and a one-time payment of $9,500. $73,557 of this amount was accrued interest on notes converted in previous years. The balance of $59,356 was due our former president for payments made by him on our behalf. Such amounts were considered capital transactions.

We also derecognized $111,090 of notes payable of which we determined are barred by the statute of limitations. The notes were informally assumed as part of our original capitalization and at the request of our management at that time. Such amounts were considered capital transactions.

6.	Subsequent Events

We acquired American Standard Energy Corp., an oil exploration and production company,  in accordance with a Share Exchange Agreement dated October 1, 2010 by and among Uncle Al’s Famous Hot Dogs & Grille, Inc., American Standard Energy Corp. (“American Standard” or “ASEC”) and the shareholders of American Standard.  The closing of the transaction took place on October 1, 2010.  On the Closing Date, we acquired 100% of the outstanding shares of common stock of American Standard and additional consideration of $25,000 from the American Standard Shareholders.  In exchange for the American Standard Stock and the additional consideration, the American Standard Shareholders acquired from us 21,999,997 post reverse shares of our common stock.

American Standard is a Nevada corporation formed for the purpose of acquiring certain oil and gas properties from certain of its related parties and making capital investments in acreage acquisitions and working interests in existing or planned hydrocarbon production with a special focus on productive oil and natural gas prospects.  Its initial focus will be on acquiring and developing assets within the states of North Dakota and Texas.   Notwithstanding this initial focus, American Standard will pursue the acquisition of property and assets within other geographic areas that meet our general investment guidelines and targets.

ASEC currently holds working interests in seven producing leaseholds in the Permian Basin of West Texas.  These working interests grant us the right as the lessee of the property to explore for and to produce and own oil, gas or other minerals, while also bearing any related exploration, development, and operating costs.  American Standard also holds working interests in over 10,000 acres of undeveloped leaseholds.

Upon closing, American Standard became a wholly-owned subsidiary of the Company.  In exchange, the American Standard Shareholders acquired shares representing approximately 86.1% of our Common Stock after the cancellation of the Pope Shares. The directors of the Company have approved the Share Exchange Agreement and the transactions contemplated under the Share Exchange Agreement. The directors of American Standard have approved the Share Exchange Agreement.

Concurrent with closing, the Company entered into a Stock Cancellation Agreement with Troy Pope, the principal shareholder of the Company.  Pursuant to the terms of the Stock Cancellation Agreement, Mr. Pope cancelled his 25,000,000 shares of restricted common stock for the aggregate sum of $25,000. Additionally, as consideration for extinguishing all outstanding liabilities of the Company as of the Closing Date, the Company is required to transfer its restaurant franchising rights to Famous Uncle Al’s Hot Dogs & Grille, LLC, a Nevada Company, within thirty days of the Closing.

As a further condition of the Merger, Mr. Valentino and Mr. Esposito, the current officers and directors of the Company resigned and Scott Feldhacker and Richard MacQueen were appointed as the new directors and the following persons were appointed as officers:

NAME	POSITION

Scott Feldhacker	Chief Executive Officer
Richard MacQueen	President
Andrew Wall, Esq.	Secretary and General Counsel
Scott Mahoney Randall Capps	Chief Financial Officer Board of Directors

The Company was the legal acquirer in the combination. American Standard had substantially more assets (we had virtually no assets, tangible or intangible, or operating revenue). The financial statements hereafter are expected to be those of American Standard carried forward at historical cost and accounted for as a recapitalization.

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

The franchise assignor sold several regional franchise territories prior to assigning the franchise to us.  The Company came into those agreements under the global type of arrangement provided for under the Settlement Agreement of October 6, 2006, under which the Company agreed to assume the debts, liabilities and obligations of the company from which we were acquiring the franchise license in exchange for licensing rights.

On October 1, 2010, we acquired American Standard Energy Corp., an oil exploration and production company, in accordance with a Share Exchange Agreement among Uncle Al’s Famous Hot Dogs & Grille, Inc, American Standard Energy Corp. (“American Standard” or “ASEC”) and the shareholders of American Standard.  Pursuant to the Share Exchange Agreement, we acquired 100% of the outstanding shares of common stock of American Standard and additional consideration of $25,000 from the American Standard Shareholders.  In exchange for the American Standard Stock and the additional consideration, the American Standard Shareholders acquired from us 21,999,997 post reverse shares of our common stock.  As such, immediately following the merger, the American Standard shareholders hold 86.1% of the total issued and outstanding stock of the Company.

B.	Current status of business

As of October 1, 2010, the primary focus of our business changed from selling Famous Uncle Al’s Hot Dogs & Grille Franchised restaurants to making capital investments in acreage acquisitions and working interests in existing or planned hydrocarbon production with a special focus on productive oil and natural gas prospects.  The Company is currently focused on acquiring and developing assets within the states of North Dakota and Texas.  Notwithstanding this initial focus, American Standard will pursue the acquisition of property and assets within other geographic areas that meet our general investment guidelines and targets.

ASEC currently holds working interests in seven producing leaseholds in the Permian Basin of West Texas.  These working interests grant us the right as the lessee of the property to explore for and to produce and own oil, gas or other minerals, while also bearing any related exploration, development, and operating costs.  American Standard also holds working interests in over 10,000 acres of undeveloped leaseholds.

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

On November 5, 2010, the Board of Directors approved a partial assignment of the remaining License Agreement to Famous Uncle Al’s Hot Dogs, LLC, (“FUA NV”) a Nevada Limited Liability corporation.  Pursuant to the partial assignment, FUA NV assumed all the prior debt related to the operations of the Company through September 30, 2010.

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

C.	Results of Operations

The following discussion and analysis provides information, which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.

Nine months ended September 30, 2010 and September 30, 2009

Profit/Loss

The Company realized net income of $ 145,679 in the first nine months of 2010 compared to a net loss of $ 81,162 for the first nine months of 2009. The net income in 2010 was due primarily to settlement and payoff of liabilities.

Revenue

Total revenue for the first nine months of 2010 was $ 9,067 compared to $ 34,358 for the first nine months of 2009 resulting in a decrease in revenue of $25,291 or a 74% decrease. The decrease in revenue was due primarily to decreased franchise sales and reduced royalties due to store closings.

Royalty and other revenue, which includes marketing contributions from vendors, for the first nine months of 2010 was $ 1,200 compared to $23,653 in the first nine months of 2009 resulting in a 95% decrease of $ 22,453. The stores have suspended royalty payments due to the difficult economic climate. We have determined not to pursue collection of theses royalties.

No revenues were earned from Franchise (unit agreements) and Regional Franchise (developer agreements) in the first nine months of 2010 or 2009.

Expenses

Expenses for the first nine months of 2010 represented a credit of $ 136,612 compared to a debit of $ 115,520 for the first nine months in 2009. The benefit in 2010 was due primarily to settling existing debt.

Three Months ended September 30, 2010, and September 30, 2009

Profit/Loss

The Company realized a net loss of $ 10,667 in the third quarter of 2010 compared to a net loss of $ 2,725 for the third quarter of 2009 resulting in an increased loss of $ 7,942. The increase in loss was due primarily to a lack of revenues as a result of the suspension of all ongoing services and sales operations. We have released all our support staff and terminated franchise sales indefinitely.

Revenue

Total revenue for the third quarter of 2010 was $ 0 compared to $ 6,260 for the third quarter in 2009 resulting in a decrease in revenue of $ 6,260 or a 100% decrease. All stores have suspended royalty payments due to the difficult economic climate. We have determined not to pursue collection of theses royalties.

No Franchise (unit agreements) and Regional Franchise (developer agreements) revenue for the third quarter of 2010 or 2009 was recognized. The company has suspended all franchise sales initiatives at this time.

D.	Liquidity and Capital Resources

Capital Resources

The Company is experiencing a burn rate of approximately $ 15,200 per month for the first nine months of 2010. The Company has not developed sufficient ongoing royalty revenue to support operations. Until the Company develops sufficient ongoing revenue from royalties, the Company will be dependent on franchise and regional franchise fees to support operations. In lieu of such sales materializing, the Company is dependent on loans and alternative sources of revenue.

In 2010, we issued 25,000,000 shares of common stock in exchange for the payment of expenses on our behalf aggregating to $29,945.  We issued 6,957 shares of common stock upon the cashless exercise of warrants.  All common shares issued are restricted as to transferability.

The Company believes that regional franchise sales are critical to the success of the Company. Failure of these sales to materialize will have a detrimental effect on the Company. Failure to either secure additional funding or generate revenue through regional franchise and franchise fees will have a detrimental effect on the Company’s ability to support ongoing operations. We have been unsuccessful in raising the required capital in 2010.

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

ITEM 4T CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to him.

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

Based upon an evaluation conducted for the period ended September 30, 2010, Paul Esposito, who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of September 30, 2010, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

We have not yet made any changes in our internal control over financial reporting during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

The Company is not currently a party to any legal proceedings.

ITEM 1A   RISK FACTORS

Our Risk Factors have been revised pursuant to our merger with American Standard Energy Corp. on October 1, 2010 and disclosed in our Form 8-K filed on October 4, 2010.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 13, 2010, the Company entered into settlement agreements with the holders of the August 7, 2008 and November 28, 2008 convertible notes.  Pursuant to the settlement agreements, the Company issued 3,500,000 shares of common stock on August 23, 2010.  As a result of the settlements, the Convertible Notes were extinguished.

On July 15, 2010, the Company entered into a settlement agreement with N. Scott Fine and Scarsdale Securities, LLC.  As previously reported on Form 8-K as filed on November 8, 2007, the Company retained N. Scott Fine and Scarsdale Equities, LLC as consultants and financial advisors.  As compensation in 2007, the Company agreed to issue common stock purchase warrants for a period of seven (7) years at $.40 per share. The warrant contained cashless exercise provisions.  Pursuant to the mutual release and Settlement Agreement, the Company issued 2,000,000 pre-split shares (4,348 post-split shares) of restricted common stock for cancellation of the outstanding Warrants to Purchase Common Stock.

On July 15, 2010, the Company converted the JARS FAMILY GROUP, LLC warrants into 1,000,000 pre-split shares (2,174 post-split shares) of the Company’s common stock.

On July 15, 2010, the Company converted the C.C.R.I.  Corporation, a Colorado corporation, warrants into 200,000 pre-split shares (435 post-split shares) of the Company’s common stock.

As a result of the above issuances, the Company no longer has any outstanding warrants for the purchase of the Company’s common stock.

On July 15, 2010, the Company granted Troy Pope a one year stock option to purchase up to 25,000,000 non-dilutable restricted shares of common stock at par value for monies advanced and paid in excess of services related to the settlement of a number of our debts with full releases from various creditors, vendors, warrant holders, shareholders, and our Licensor holder.  In exchange for the option to Troy Pope, the Company will not be obligated to reimburse Mr. Pope. On October 1, 2010, Troy Pope and the Company entered into a Stock Cancellation Agreement in which Mr. Pope agreed to cancel the 25,000,000 upon receipt of his $25,000 advancement for expenses during the quarter.

On October 1, 2010, the Company issued 21,999,997 shares of restricted common stock to shareholders of American Standard Energy Corp.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   (REMOVED AND RESERVED)

ITEM 5  OTHER INFORMATION

On October 29, 2010, we filed a Certificate of Amendment to our Certificate of Incorporation changing our name to American Standard Energy Corp.

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

AMERICAN STANDARD ENERGY CORP.

By:	/s/ Scott Feldhacker	Chief Executive Officer, Principal Executive	Dated: November 15, 2010
	Scott Feldhacker	Officer

By:	/s/ Scott Mahoney	Chief Financial Officer, Principal Financial	Dated: November 15, 2010
Scott Mahoney		Officer