Form 10-K
period 2010-12-31
American Standard Energy Corp.
filed 2011-03-18
CIK 1349976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 333-132948

American Standard Energy Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-2791397
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

4800 North Scottsdale Road, Suite 1400
Scottsdale, Arizona85251
(Address of principal executive office)

Registrant’s telephone number, including area code:  (480) 371-1929

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐   No  ☒

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12-months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐   No  ☒
The number of shares of Common Stock held by non-affiliates as of June 30, 2010 was 13,718,875 shares, all of one class of common stock, $0.001 par value, having an aggregate market value of approximately $6,859,438 based upon the closing price of registrant’s common stock on such date of $0.50 per share as quoted on the Over the Counter Bulletin Board. For purposes of the foregoing calculation, all directors, executive officers, and 5% beneficial owners have been deemed affiliated.
As of March 1, 2011, there were 33,629,442 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements.  We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology.  Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Annual Report on Form 10-K, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Moreover, we operate in a very competitive and rapidly changing environment.  New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our statements to actual results or changed expectations.

PART I

Item 1.BUSINESS

History

We, formerly known as Famous Uncle Al’s Hot Dogs & Grille, Inc. (“FDOG”) were incorporated as National Franchise Directors, Inc., under the laws of the State of Delaware on March 4, 2005.  On October 25, 2005, we changed our name to Famous Uncle Al’s Hot Dogs & Grille, Inc. for the purpose of obtaining all existing and future restaurant franchising rights from Famous Uncle Al’s Hot Dogs, Inc.

On October 1, 2010, FDOG entered into a Share Exchange Agreement (the “Share Exchange Agreement”), dated October 1, 2010, between its then controlling shareholder and American Standard Energy Corp., a Nevada Corporation (“ASEC” or the “Company”), a privately-held oil exploration and production company. ASEC was incorporated in Nevada on April 2, 2010 for the purposes of acquiring certain oil and gas properties from Geronimo Holding Corporation (“Geronimo”), XOG Operating, LLC (“XOG”) and CLW South Texas 2008, LP (“CLW”) (collectively, the "XOG Group").  Randall Capps is the sole owner of XOG and Geronimo, and the majority owner of CLW.  The XOG Group owns a controlling interest in ASEC.  Pursuant to the Share Exchange Agreement, FDOG (1) spun-off its franchise rights and related operations to its controlling shareholder in exchange for and cancellation of 25,000,000 shares of FDOG’s common stock and (2) acquired 100% of the outstanding shares of common stock of ASEC and received $25,000 of additional consideration from the ASEC shareholders.  In exchange, the ASEC shareholders received 22,000,000 shares of FDOG’s common stock representing approximately 86.1% ownership of FDOG on a fully diluted basis. As a result, ASEC acquired control of FDOG and the transaction was accounted for as a recapitalization with ASEC as the accounting acquirer of FDOG. Accordingly, the financial statements of ASEC became the historical financial statements of the Company.  In connection with the Share Exchange Agreement, FDOG changed its name to American Standard Energy Corp.

On May 1, 2010, the XOG Group separated certain oil and gas properties from their operations and contributed themto ASEC in return for 80% of the common stock of ASEC.  The acquisition of the oil and natural gas properties from the XOG Group was a transaction under common control and accordingly, ASEC recognized the assets and liabilities acquired from the XOG Group at their historical carrying values and no goodwill or other intangible assets were recognized.

On December 1, 2010, the Company entered into an agreement with Geronimo whereby the Company acquired certain oil and natural gas properties located in North Dakota for $500,000 cash and 1,200,000 shares of the Company’s common stock.  The acquisition was accounted for as a transaction under common control and accordingly, the Company recorded the assets and liabilities acquired from Geronimo at their historical carrying values and no goodwill or other intangible assets were recognized.  As a result, the historical assets, liabilities and operations of such properties are included in the accompanying consolidated financial statements of the Company for all periods presented.

Scott Feldhacker, a director and the CEO of the Company, is the son-in-law of Randall Capps.  Mr. Capps has been in the oil and gas business for 30 years as an owner and operator of oil and gas properties in 14 states.    Through his ownership interests in the XOG Group, Mr. Capps is the beneficial owner of the majority of the outstanding shares of the Company.  For Mr. Capps, the formation of ASEC has enabled XOG Group to transfer assets to an affiliate under common control, with the expectation that ASEC may be able to source capital required for future investments in ASEC’s drilling programs.  At the same time, XOG Group is shifting its business focus away from property holdings to a focus on acting as an operating partner for oil and gas property holding companies.   XOG Group is expected to continue to phase out Geronimo’s holdings through divesture and development, a portion of which may be acquired by ASEC.

The oil and gas properties contributed by the XOG Group to ASEC consisted of seven completed and operating wells within the Permian Basin region of West Texas as well as over 10,000 acres of undeveloped leasehold rights in three primary regions:  (i) the Williston Basin of North Dakota, specifically the Bakken and Three Forks Shale Formations (referred to herein as “the Bakken”), (ii) the Eagle Ford Shale Formation in La Salle County, Texas (referred to herein as the “Eagle Ford”), and (iii) the Wolf Camp and Spraberry formations found within the Permian Basin region of West Texas, originally owned by the University of Texas until 2009,  which are commonly referred to as the Wolfberry (herein referred to as the “University Assets”).

Overview

The Company’s wholly-owned subsidiary ASEC was formed for the original purpose of acquiring the oil and natural gas properties from the XOG Group and making capital investments in acreage acquisitions and working interests in existing or planned hydrocarbon production with a special focus on productive oil and natural gas prospects.  ASEC’scurrent focus will be on acquiring and developing additional assets within the Permian, Bakken, and Eagle Ford regions.   Notwithstanding this initial focus, ASEC will pursue the acquisition of property and assets within other geographic areas that meet our general investment guidelines and targets.

ASEC currently holds working interests in nine producing leaseholds in the Permian Basin of West Texas.  These working interests grant ASEC the right as the lessee of the property to explore for, produce and own oil, gas or other minerals, while also bearing any related exploration, development, and operating costs.  As of December 31, 2010, ASEC held working interests in over 11,000 acres of undeveloped leaseholds in the Permian, Bakken and Eagle Ford regions.

Permian Basin. ASEC owns two leasehold portfolios in the Permian Basin, one of which includes nine producing wells, and an undeveloped portfolio of leasehold acreage originally acquired from the University of Texas by XOG in 2009.

The Company has a working relationship with XOG, an affiliate of ASEC and a seasoned exploration and production operator based in Midland, Texas.  As an operator, XOG has been operating, developing and exploiting the Permian Basin, as well as operating in 14 other states, for 30 years.  This relationship produced acquisition opportunities for ASEC in 2010, and is expected to produce additional opportunities for land acquisition and joint ventures with various operators.

Bakken.  XOG has been operating in the Bakken area for the last four years procuring mineral leasehold rights and participating in wells.  The Bakken Shale Formation stretches across portions of North Dakota and Montana. According to the U.S. Geological survey, the Bakken Shale formation could contain up to 3.65 billion barrels of recoverable oil.

Eagle Ford.  The Eagle Ford shale was not recognized as an economically viable oil and gas reservoir until recently and while it has been viewed as a major natural gas play it is now also being seen as a significant oilfield when compared to its U.S. shale play peers. Due to evolving technology such as horizontal drilling and hydraulic fracturing, oil and gas can now be more easily extracted from shale formations.  The northern part of the Eagle Ford fairway is the oily section, which has higher volumes of oil. Shell Oil, EOG Resources and PetroHawk Energy are a few of the many companies with positions and active drilling programs in this play.

Operations

The Company has structured its operations in such a way as to mitigate significant operating expenses by maintaining a limited in-house employee base outside of the executive team.  Overhead and staff expect to be limited and the majority of operational duties have been outsourced to consultants and independent contractors.  The Company currently has one employee other than its four officers although the Company is in the process of hiring one or more oil and gas accountants one which would be the Controller and Director of External Reporting.  For each well, ASEC enters into a joint operating agreement (“Operating Agreement”) with an operator who is responsible for the management and day-to-day operation of one or more crude oil and/or natural gas wells. The operator is generally a working-interest owner in the well or a company under contract to the working-interest owner(s).  ASEC’s relationship with its operators allows the Company to streamline production and development activities, reducing fixed overhead and non-leasehold capital investments.

Drilling Projects

The Company plans to utilize its relationship with XOG and other operators for drilling and operating services through operating agreements and direct investments.  In addition, the Company will deploy capital into both its own prospects as well as others’ prospects while garnering a minority interest in wells.  The Company believes it may be able to leverage its acreage position into more potential drilling sites, as well as spread its risk, through participation in numerous small working interest positions, coupled with some majority interest working positions, where ASEC contracts with outside operators to manage drilling and production operations.

Marketing and Customers

As a non-operator, ASEC relies on outside operators for the transportation, marketing/sales and account reporting for all production.  The operators of ASEC’s wells are responsible for the marketing and sales of all production to regional purchasers of petroleum products, and the Company evaluates the credit worthiness of those purchasers periodically.

Governmental Regulation and Environmental Matters

The Company’s operations are subject to various rules, regulations and limitations impacting the oil and natural gas exploration and production industry as a whole.  While ASEC’s operating partners are expected to be in compliance with the extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies with regard to exploration and production including acquiring proper permits for drilling operations, drilling bonds and reports concerning operations, the Company strives to comply with all regulatory burdens it shares as a function of its interest in oil and gas leaseholds and the potential pooling of oil and natural gas properties. Failure to comply with any such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry may increase the Company’s cost of doing business and may affect the Company’s profitability. Although the Company believes it is currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on the Company’s financial condition and results of operations.

Competition

The oil and gas industry is very competitive and the Company competes with numerous other oil and gas exploration and production companies.  Many of these companies have resources which exceed those of the Company.  Also, many of these companies are integrated in their approach which includes not only exploration and production but transportation, sales of resources and refining capabilities. The larger or integrated competitors may have the resources to be able to out bid the Company’s leasing abilities in certain high demand areas of the country.

The larger companies may also be able to better absorb the burden of existing and any changes to federal, state and local laws and regulations, which would adversely affect the Company’s competitive position.

The Company’s ability to discover reserves and acquire additional properties in the future will be dependent upon its ability and resources to evaluate and select suitable properties and to consummate transactions in this highly competitive industry.  In addition, the Company may be at a disadvantage in producing oil and natural gas properties and bidding for exploratory prospects because the Company has fewer financial and human resources than other companies in this industry.  Should a larger and better financed company decide to directly compete with the Company and be successful in its efforts, the Company’s business could be adversely affected.

Competitive Advantage

The Company believes its competitive advantage is our “lean operating model”, which the Company believes may enable ASEC to grow leasehold acquisition and acreage development at an accelerated pace in the future.  The Company’s ability to efficiently utilize its capital and revenue at a greater percentage than most exploration and production companies for expanding the Company’s leasehold acreage and  participation in development gives us an advantage in growth and may provide ASEC the flexibility to maneuver into new desirable leaseholds as they are discovered and proven.  Finally, ASEC’s network of strategic relationships with the XOG Group, asset owners and other oil and gas companies within the regions of interest will help source attractive properties for investment.

As a non-operator, ASEC engages in the drilling process through operator’s drilling units that include the Company’s acreage position.   By eliminating the fixed staffing required to manage this process internally, this reduces ASEC’s fixed employee cost structure and overhead.  The Company currently employs two different leasehold acquisition and ownership strategies.  These strategies are defined by nature of the oil and gas play involved, and the geographic location of the reserves in question.  The Company currently divides its strategies between its shale formation play activities in the Bakken and Eagle Ford regions of North Dakota and South Texas, respectively and its long-lived oil well activities in the Permian basin region of West Texas.

In the Bakken and Eagle Ford regions, ASEC tries to spread its development risk across a more diversified leasehold portfolio.  In these shale plays, ASEC prefers to invest in many wells as a minority owner with a smaller working interest and investment, versus fewer wells as a majority owner. Through this approach, the Company’s investment strategy reduces the possibility of large capital losses due to a dry hole or mechanical failure in which the entire well is abandoned and costs must be absorbed.  Further, utilizing ASEC’s non-operator business model, the Company is not limited in acquisition size of leasehold acreage and participation.  Therefore, ASEC believes it has more opportunity to acquire smaller, but more numerous, leasehold acreage in and around prolific plays which will be beneficial for the Company but which are not preferred by larger, operating-oriented companies.

In the Permian Basin region of West Texas, the Company maintains a different investment strategy.  The Company currently owns majority working interest positions in 9 producing wells as well as undeveloped leasehold rights in the Permian Basin region.  In total, the Company held more than 4,200 acres of lease hold rights in the Permian Basin as of December 31, 2010, and we hold the majority working interest in all of this acreage.  As the Company looks to develop this acreage, it expects to rely on outside operators to manage drilling and production of the wells.  The Company’s Permian properties are primarily long-lived oil producing wells.

Available Information

We file annual, quarterly and periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC” or the “Commission”) in accordance with the Securities Exchange Act of 1934. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, at prescribed rates. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any document that we file with the SEC at http://www.sec.gov.

At the present time, we do not have a website.

Item 1A.RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS

ASEC’S LIMITED OPERATING HISTORY MAY NOT SERVE AS AN ADEQUATE BASIS TO JUDGE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

Our wholly-owned subsidiary ASEC was incorporated on April 2, 2010 and has been funded thus far by its founders and officers and accredited outside investors.   Accordingly, ASEC has limited operating history on which to base an evaluation of our business and prospects.  ASEC’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development.  We cannot assure you that we will be successful in addressing the risks we may encounter, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future operating results will depend on many factors, including:

•	our ability to raise adequate working capital;

•	the successful development and exploration of our properties;

•	demand for natural gas and oil;

•	the performance level of our competition;

•	our ability to attract and maintain key management and employees; and

•
our ability to efficiently explore, develop and produce sufficient quantities of marketable natural gas or oil in a highly competitive and speculative environment while maintaining quality and controlling costs.

To achieve profitable operations in the future, we must, alone or with others, successfully manage the factors stated above, as well as continue to develop ways to enhance our production efforts.  Despite our best efforts, we may not be successful in our exploration or development efforts, or obtain required regulatory approvals.  There is a possibility that someof our wells may never produce oil or natural gas.

THE POSSIBILITY OF A GLOBAL FINANCIAL CRISIS MAY SIGNIFICANTLY IMPACT THE COMPANY’S BUSINESS AND FINANCIAL CONDITION FOR THE FORESEEABLE FUTURE.

The credit crisis and related turmoil in the global financial system may adversely impact our business and financial condition, and we may face challenges if conditions in the financial markets remain challenging.  Our ability to access the capital markets may be restricted at a time when we would prefer or be required to raise financing.  Such constraints could have a material negative impact on our flexibility to react to changing economic and business conditions.  The economic situation could also have a material negative impact on the operators upon whom we are dependent on for drilling our wells, and our lenders, causing us to fail to meet our obligations to them or for them to fail to meet their obligations to the Company.  Additionally, market conditions could have a material negative impact on any crude oil hedging arrangements we may employ in the future if our counterparties are unable to perform their obligations or seek bankruptcy protection.

THE FUTURE OF THE COMPANY IS ENTIRELY DEPENDENT ON THE SUCCESSFUL ACQUISITION AND DEVELOPMENT OF PRODUCING AND RESERVE RICH PROPERTIES.

The Company is in the early stages of the acquisition of our portfolio of leaseholds and other natural resource holdings.  We will continue to supplement our current portfolio with additional sites and leaseholds.  Our ability to meet our growth and operational objectives will depend on the success of our acquisitions and our relationship with XOG, and there is no assurance that the integration of future assets and leaseholds will be successful.  Although management expects all future transactions between the Company and its affiliates to be conducted on an arms-length basis or on favorable terms to ASEC, the possibility exists that such transactions may not be considered arms-length when executed due to Randall Capps’ common ownership of the Company, Geronimo, XOG and CLW.

THE COMPANY’S LACK OF DIVERSIFICATION WILL INCREASE THE RISK OF AN INVESTMENT IN THE COMPANY, AND THE COMPANY’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY DETERIORATE IF THE COMPANY FAILS TO DIVERSIFY.

Our business focus is on the oil and gas industry and initially, our interest will be in a limited number of properties in the Bakken, Eagle Ford, and Permian Basin regions.  Larger companies have the ability to manage their risk by greater diversification.  However, we may lack comparable diversification, in terms of both the nature and geographic scope of our business.  As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if we were a more diversified business, enhancing our risk profile.  If we do not diversify our operations, our financial condition and results of operations could deteriorate.

 THE MARKET ACCEPTANCE OF THE COMPANY’S PRODUCT-SERVICE MIX IS UNCERTAIN.

Even if we are successful in the acquisition of relevant producing and reserve rich properties and leaseholds, the Company’s success will also depend upon the regional and global markets for oil and natural gas futures and pricing.  We cannot guarantee favorable market conditions for our products.

THE COMPANY MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL REQUIRED TO IMPLEMENT ITS BUSINESS PLAN, WHICH COULD RESTRICT THE COMPANY’S ABILITY TO GROW.

We expect to be able to fund our 2011 capital budget partially with operating cash flows, in conjunction with additional stock offerings and potential debt facilities.    We will require additional capital to continue to grow our business via the drilling program associated with our current properties and expansion of our exploration and development and leasehold acquisition programs.  We may be unable to obtain additional capital if and when required.

Future acquisitions and future drilling/development activity will require additional capital that may exceed operating cash flow.  In addition, our administrative costs (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require cash resources.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  The Company may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the required capital by other means.  If we are not succeed in raising additional capital, our resources may be insufficient to fund the Company’s planned expansion of operations in 2011 or thereafter.

Any additional capital raised through the sale of equity may dilute the ownership percentage of our stockholders.  Raising any such capital could also result in a decrease in the nominal fair market value of the Company’s equity securities because our assets would be owned by a larger pool of outstanding equity.  The terms of securities we issue in future capital transactions may be more favorable to  new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, all of which may have a dilutive effect to existing investors.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both generally and in the oil and gas industry in particular), our limited operating history, the location of our oil and natural gas properties, prices of oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to the Company) and the departure of key employees.  Further, if oil or natural gas prices decline, our revenues will likely decrease and such decreased revenues may increase the Company’s requirements for capital.  If the amount of capital we are able to raise from financing activities, together with revenues from our operations, are not sufficient to satisfy our capital needs (even if we reduce our operations), we may be required to cease  operations, divest our assets at unattractive prices or obtain financing on unattractive terms.

STRATEGIC RELATIONSHIPS UPON WHICH THE COMPANY MAY RELY ARE SUBJECT TO CHANGE, WHICH MAY DIMINISH THE COMPANY’S ABILITY TO CONDUCT ITS OPERATIONS.

Our ability to successfully acquire additional properties, to increase our oil and natural gas reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements with customers will depend on developing and maintaining close working relationships with XOG and industry participants and our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment.  These realities are also subject to change and our inability to maintain close working relationships with XOG and other industry participants or continue to acquire suitable properties may impair our ability to execute our business plan.

To continue to develop our business, we will endeavor to use the business relationships of members of our management to enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other oil and gas companies, including those that supply equipment and other resources which we may use in our business.  We may not be able to establish these strategic relationships, or if established, we may not be able to adequately maintain them.  In addition, the dynamics of ASEC’s relationships with strategic partners may require the Company to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain ASEC’s relationships.  If ASEC’s strategic relationships are not established or maintained, the Company’s business prospects may be limited, which could diminish our ability to conduct our operations.

ASEC MUST REACH AGREEMENTS WITH THIRD PARTIES, AND CONTINUE ITS RELATIONSHIP WITH XOG, TO SUPPLY US WITH THE EXPERTISE, SERVICES AND INFRASTRUCTURE NECESSARY TO OPERATE ITS BUSINESS, AND THE LOSS OF ACCESS TO THIS EXPERTISE, THESE SERVICES AND INFRASTRUCTURE COULD CAUSE ASEC’S BUSINESS TO SUFFER, WHICH, IN TURN, COULD DECREASE OUR REVENUES AND INCREASE OUR COSTS.

The Company has certain contemplated strategic vendor relationships that will be critical to its strategy.  ASEC cannot assure that these relationships can be maintained or obtained on terms favorable to the Company.  ASEC’s success depends on substantially obtaining relationships with strategic partners, such as investment banks, accounting firms, legal firms and operational entities.  If we are unable to obtain or maintain relationships with strategic partners, our business, prospects, financial condition and results of operations may be materially adversely affected.

THE COMPANY IS DEPENDENT ON CERTAIN KEY PERSONNEL.

The Company is dependent on the services of Scott Feldhacker, its CEO, Richard MacQueen, its President, Andrew Wall, its General Counsel, and Scott Mahoney, its Chief Financial Officer.   The loss of services of any of these individuals could impair the Company’s ability to complete acquisitions of producing assets and leaseholds, perform relevant managerial and legal services and maintain key relationships with XOG and other market participants which could have a material adverse effect on the Company’s business, financial condition and results of operations.

RANDALL CAPPS, THE FATHER IN LAW OF OUR NEW CHIEF EXECUTIVE OFFICER, HAS MAJORITY VOTING CONTROL OF OUR COMMON STOCK AND IS A DIRECTOR OF THE COMPANY.

Mr. Capps is a director of the Company and has beneficial control over the majority of the Company’s common stock. Mr. Capps is the sole owner of XOG and Geronimo and is the majority owner of CLW.  In addition, he individually owns 360,000 shares of the Company’s common stock and is the beneficial owner of 60,000 additional shares through his legal guardianship of Hayden Pitts. As of March 1, 2011, Mr. Capps owns beneficial and voting control of 19,124,416 common shares or approximately 57% of the Company’s outstanding common stock. The voting control allows Mr. Capps to determine the outcome of any vote requiring shareholder approval. He may be able to exert significant control over the Company’s management and affairs requiring shareholder approval, including approval of significant corporate transactions. This concentration of ownership may expedite approval of Company decisions, or have the effect of delaying or preventing a change in control, adversely affect the market price of the Company’s common stock, or not be in the best interests of all the Company’s stockholders.

THE COMPANY MAY BE IMPACTED BY GENERAL ECONOMIC CONDITIONS.

The Company may be susceptible to negative trends in the national and/or regional economies as well as fluctuations in oil and natural gas prices and futures.  The success of our business depends, in part, on a number of factors related to spending patterns in the overall economy.

START UPS IN THE OIL AND GAS INDUSTRY ARE SUBJECT TO SUBSTANTIAL COMPETITION.

The oil and gas industry is highly competitive.  Other oil and gas companies may seek to acquire oil and gas leases and other properties and services the Company requires to operate its business in the planned areas.  This competition is increasingly intense as prices of oil and natural gas have risen in recent years.  Additionally, other companies engaged in our line of business may compete with the Company from time to time in obtaining capital from investors.  Competitors include larger companies who may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage.  In addition, existing or potential competitors may be strengthened through the acquisition of additional assets and interests.  If the Company is unable to compete effectively or respond adequately to competitive pressures, our results of operation and financial condition may be materially adversely affected.

THE COMPANY NEEDS TO CONTINUE TO DEVELOP AND MAINTAIN A DIVERSE PORTFOLIO OF LEASEHOLDS AND PRODUCING PROPERTIES.

To remain competitive, we must continue to enhance and improve our oil and natural gas reserves and producing properties and leaseholds. The Company needs to seek available properties and leaseholds in various locations including the Bakken, Eagle Ford and Permian Basin formations among others.  These efforts may require us to choose one available property in lieu of another which increases risk to our potential holdings.

RISKS RELATED TO THE COMPANY’S INDUSTRY

GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES COULD AFFECT THE DEVELOPMENT AND EXPLORATION OF OIL, GAS, AND OTHER NATURAL RESOURCES.

A number of potential legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of oil, natural gas and other natural resources including within the primary geographic areas in which we hold properties.  The adoption of new laws or the application of existing laws may decrease the growth in the demand or the cost of exploring for and developing natural resources which could in turn decrease the usage and demand for our production or increase our cost of doing business.

CRUDE OIL AND NATURAL GAS PRICES ARE VERY VOLATILE.  A PROTRACTED PERIOD OF DEPRESSED OIL AND NATURAL GAS PRICES MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS.

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices.  The prices we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  The prices we receive for our production and the levels of our production and reserves depend on numerous factors beyond our control.  These factors include, but are not limited to, the following:

•	changes in global supply and demand for oil and gas by both refineries and end users;

•	the actions of the Organization of Petroleum Exporting Countries;

•	the price and quantity of imports of foreign oil and gas;

•	political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity;

•	the level of global oil and gas exploration and production activity;

•	the level of global oil and gas inventories;

•	weather conditions;

•	technological advances affecting energy consumption;

•	domestic and foreign governmental regulations;

•	proximity and capacity of oil and gas pipelines and other transportation facilities;

•	the price and availability of competitors’ supplies of oil and gas in captive market areas; and

•	the introduction, price and availability of alternative forms of fuel to replace or compete with oil and natural gas.

Furthermore, the recent worldwide financial and credit crisis has generally reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide.  The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets has lead to a worldwide economic recession.  The slowdown in economic activity caused by such recession has reduced worldwide demand for energy and resulted in somewhat lower oil and natural gas prices.

 Lower oil and natural gas prices may not only decrease our revenues on a per unit basis but also may reduce the amount of oil and natural gas that we can produce economically and therefore potentially lower our reserve bookings.  A substantial or extended decline in oil or natural gas prices may result in impairments of our proved oil and gas properties and may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.  To the extent commodity prices received from production are insufficient to fund planned capital expenditures; we will be required to reduce spending or borrow to cover any such shortfall.  Lower oil and natural gas prices may also reduce the amount of our borrowing base under any potential future credit agreement, which is typically determined at the discretion of the lenders based on the collateral value of proved reserves that have been mortgaged to the lenders, and is typically subject to regular redeterminations, as well as special redeterminations.

TAXATION OF NATURAL RESOURCES COULD SLOW THE DEMAND FOR INVESTMENT IN THE COMPANY’S INDUSTRY.

President Obama’s Proposed Fiscal Year 2012 Budget includes proposals that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current  deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could increase the taxable income allocable to the Company.

DRILLING FOR AND PRODUCING OIL AND NATURAL GAS ARE HIGH RISK ACTIVITIES WITH MANY UNCERTAINTIES.

Our future success will depend on the success of our exploration, development, and production activities.  Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control; including the risk that drilling will not result in commercially viable oil or natural gas production.  Our decision to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations.  Our cost of drilling, completing and operating wells is often uncertain before drilling commences.  Overruns in budgeted expenditures are common risks that can make a particular project uneconomical.  Further, many factors may curtail, delay or cancel drilling, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements;

•	pressure or irregularities in geological formations;

•	shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and CO2;

•	equipment failures or accidents; and

•	adverse weather conditions, such as freezing temperatures, hurricanes and storms.

The presence of one or a combination of these factors at our properties could adversely affect our business, financial condition or results of operations.

THE COMPANY’S BUSINESS OF EXPLORING FOR OIL AND GAS IS RISKY AND MAY NOT BE COMMERCIALLY SUCCESSFUL, AND THE ADVANCED TECHNOLOGIES THE COMPANY USES CANNOT ELIMINATE EXPLORATION RISK.

The Company’s future success will depend on the success of our exploratory drilling program.  Oil and gas exploration and development involves a high degree of risk.  These risks are more acute in the early stages of exploration.  Our ability to produce revenue and our resulting financial performance are significantly affected by the prices we receive for oil and natural gas produced from wells on our acreage.  Especially in recent years, the prices at which oil and natural gas trade in the open market have experienced significant volatility and will likely continue to fluctuate in the foreseeable future due to a variety of influences including, but not limited to, the following:

•	domestic and foreign demand for oil and natural gas by both refineries and end users;

•	the introduction of alternative forms of fuel to replace or compete with oil and natural gas;

•	domestic and foreign reserves and supply of oil and natural gas;

•	competitive measures implemented by competitors and domestic and foreign governmental bodies;

•	political climates in nations that traditionally produce and export significant quantities of oil and natural gas and regulations and tariffs imposed by exporting and importing nations;

•	weather conditions; and

•	domestic and foreign economic volatility and stability.

Our expenditures on exploration may not result in new discoveries of oil or natural gas in commercially viable quantities.  Projecting the costs of implementing an exploratory drilling program is difficult due to the inherent uncertainties of drilling in less known formations, the costs associated with encountering various drilling conditions, such as over-pressured zones and lost equipment, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof.

Even when used and properly interpreted, three-dimensional (3-D) seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators.  Such data and techniques do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible.  In addition, the use of three-dimensional (3-D) seismic data becomes less reliable when used at increasing depths.  We could incur losses as a result of expenditures on unsuccessful wells.  If exploration costs exceed our estimates, or if our exploration efforts do not produce results which meet our expectations, our exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from our operations.

THE COMPANY MAY NOT BE ABLE TO DEVELOP OIL AND GAS RESERVES ON AN ECONOMICALLY VIABLE BASIS, AND THE COMPANY’S RESERVES AND PRODUCTION MAY DECLINE AS A RESULT.

If we succeed in discovering oil and/or natural gas reserves, we cannot assure you that these reserves will be capable of the production levels we project or that such levels will be in sufficient quantities to be commercially viable.  On a long-term basis, our viability depends on our ability to find or acquire, develop and commercially produce additional oil and natural gas reserves.  Without the addition of reserves through acquisition, exploration or development activities, our reserves and production will decline over time as reserves are produced.  Our future performance will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into the markets.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs.  Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs.  In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells.  These conditions include delays in obtaining governmental approvals or consents, shut-downs of connected wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions.  While we will endeavor to effectively manage these conditions, we cannot assure you we will do so optimally, and we will not be able to eliminate them completely in any case.  Therefore, these conditions could diminish our revenue and cash flow levels and could result in the impairment of our oil and natural gas properties.

ESTIMATES OF OIL AND NATURAL GAS RESERVES THAT MAY BE INACCURATE AND ACTUAL REVENUES MAY BE LOWER THAN THE COMPANY’S FINANCIAL PROJECTIONS.

We make estimates of oil and natural gas reserves, upon which we have and will base our management decisions.  We make these reserve estimates using various assumptions, including assumptions as to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.  Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates rely in part on the ability of our management team, engineers and other advisors to make accurate assumptions.

Determining the amount of oil and gas recoverable from various formations where we have exploration and production activities involves great uncertainty. The process of estimating oil and natural gas reserves is complex and will require us to make significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property.  As a result, our reserve estimates will be inherently imprecise.  Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from our estimates.  If actual production results vary substantially from our reserve estimates, this could materially reduce our revenues and could result in the impairment of our oil and natural gas properties.

DRILLING NEW WELLS COULD RESULT IN NEW LIABILITIES, WHICH COULD ENDANGER THE COMPANY’S INTERESTS IN ITS PROPERTIES AND ASSETS.

There are risks associated with the drilling of oil and natural gas wells, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, craterings, sour gas releases, fires and spills, among others.  The occurrence of any of these events could significantly reduce our revenues or cause substantial losses, impairing our future operating results.  We may become subject to liability for pollution, blow-outs or other hazards.  We do our best to insure the Company with respect to these hazards; however, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities.  The payment of such liabilities could reduce the funds available to the Company or could, in an extreme case, result in a total loss of the Company’s properties and assets.  Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable.  Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

DECOMMISSIONING COSTS ARE UNKNOWN AND MAY BE SUBSTANTIAL.  UNPLANNED COSTS COULD DIVERT RESOURCES FROM OTHER PROJECTS.

The Company may become responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines which the Company uses for production of oil and natural gas reserves.  Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.”  We accrue a liability for decommissioning costs associated with our wells, but have not established any cash reserve account for these potential costs in respect of any of our properties.  If decommissioning is required before economic depletion of our properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs.  The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

THE COMPANY MAY HAVE DIFFICULTY DISTRIBUTING ITS PRODUCTION, WHICH COULD HARM THE COMPANY’S FINANCIAL CONDITION.

In order to sell the oil and natural gas that we are able to produce, the operators of our wells may have to make arrangements for storage and distribution to the market.  We will rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate.  This situation could be particularly problematic to the extent that our operations are conducted in remote areas that are difficult to access, such as areas that are distant from shipping and/or pipeline facilities.  These factors may affect our ability to explore and develop properties and to store and transport our oil and natural gas production and may increase our expenses.

Furthermore, weather conditions or natural disasters, actions by companies doing business in one or more of the areas in which we operate, or labor disputes may impair the distribution of oil and/or natural gas and in turn diminish our financial condition or ability to maintain our operations.

ENVIRONMENTAL RISKS MAY ADVERSELY AFFECT THE COMPANY’S BUSINESS.

All phases of the oil and gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state and municipal laws and regulations.  Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations.  The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities.  Compliance with such legislation can require significant expenditures, and a breach may result in the imposition of fines and penalties, some of which may be material.  Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs.  The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require the Company to incur costs to remedy such discharge.  The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

THE COMPANY’S BUSINESS MAY SUFFER IF IT CANNOT OBTAIN OR MAINTAIN NECESSARY LICENSES.

Our operations require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities.  The Company’s ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable governments, among other factors.  Our inability to obtain, or the loss of or denial of extension of, any of these licenses or permits could hamper our ability to produce revenues from our operating assets.

CHALLENGES TO OUR PROPERTIES MAY IMPACT THE COMPANY’S FINANCIAL CONDITION.

Title to oil and gas properties is often not capable of conclusive determination without incurring substantial expense.  While the Company intends to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist.  In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all.  If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate.  If our property rights are reduced, our ability to conduct our exploration, development and production activities may be impaired.  To mitigate title problems, common industry practice is to obtain a Title Opinion from a qualified oil and gas attorney prior to the drilling operations of a well.

THE COMPANY WILL RELY ON TECHNOLOGY TO CONDUCT ITS BUSINESS, AND SUCH TECHNOLOGY COULD BECOME INEFFECTIVE OR OBSOLETE.

We rely on technology, including geographic and seismic analysis techniques and economic models, to develop our reserve estimates and to guide our exploration, development and production activities.  We will be required to continually enhance and update our technology to maintain its efficacy and to avoid obsolescence.  The costs of doing so may be substantial and may be higher than the costs that we anticipate for technology maintenance and development.  If we are unable to maintain the efficacy of our technology, our ability to manage our business and to compete may be impaired.  Further, even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than if our technology was more efficient.

RISKS ASSOCIATED WITH THE COMPANY’S SECURITIES

THE COMPANY’S COMMON STOCK IS QUOTED ON THE OTC BULLETIN BOARD WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our common stock is quoted on the OTC Bulletin Board.  The OTC Bulletin Board (“OTCBB”) is a significantly more limited market than the New York Stock Exchange or NASDAQ system.  The quotation of the Company’s shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

THERE IS LIMITED LIQUIDITY ON THE OTCBB.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one’s orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

THE COMPANY’S COMMON STOCK IS THINLY TRADED, SO YOU MAY BE UNABLE TO SELL AT OR NEAR ASKING PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE YOUR SHARES.

Currently, the Company’s common stock is quoted in the OTC Bulletin Board market and the trading volume the Company will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending OTC Bulletin Board stocks because they are considered speculative, volatile and thinly traded. The OTC Bulletin Board market is an inter-dealer market much less regulated than the major exchanges and our common stock is subject to abuses, volatility and shorting. Thus, there is currently no broadly followed and established trading market for the Company’s common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

The trading volume of our common stock has been and may continue to be limited and sporadic. As a result of such trading activity, the quoted price for the Company’s common stock on the OTC Bulletin Board may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of our common stock or to obtain accurate quotations as to the market value of the Company’s common stock and as a result, the market value of our common stock likely would decline.

THE COMPANY’S COMMON STOCK IS SUBJECT TO PRICE VOLATILITY UNRELATED TO ITS OPERATIONS.

The market price of the Company’s common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting the Company’s competitors or the Company itself. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 1B.UNRESOLVED STAFF COMMENTS.

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2010 fiscal year that remain unresolved.

Item 2.  PROPERTIES

Office Locations

The Company leases its 4,092 square foot primary office facilities in Scottsdale, Arizona under a non-cancellable operating lease agreement, dated September 30, 2010, for a 66-month term.  The lease provides for no lease payments during the first six months and a reduced square footage charge for the first year.  The initial rental is $23.00 per square foot, beginning February 1, 2011, and increasing $.50 per square foot annually thereafter.

The Company also maintains a satellite office at XOG, 1801 W. Texas Ave., Midland, Texas, and is presently not being charged for such occupancy.

Leasehold Holdings

ASEC is currently developing properties in the Bakken Shale Formation of North Dakota, the Wolfberry Formation within the Permian Basin of West Texas, and the Eagle Ford Shale Formation of South Texas.

ASEC controls the rights to mineral leases covering approximately 11,400 net acres in the following three primary prospect areas. Within each area drilling has commenced:

❖
6,000 net acres targeting the Bakken and Three Forks Shale Formations in North Dakota.  ASEC’s working interest in the Bakken range from less than 1% to 100%.  The Company’s Bakken working interests range from .5% to 100% with the median average per well working interest at or below 5%. ASEC’s holdings are located in Montrail, Dunn, Billings, Burke, McKenzie, and Williams Countries.

❖
4,200 net acres targeting the Wolfberry Formation within the Permian Basin in West Texas.  ASEC currently holds 100% working interest in all of its Permian acreage, including the University Assets. The University Assets are located in Upton, Andrews, Reagan, Schleicher, and Crockett Counties.

The Company’s Permian leases are located in Andrews, Reagan, Schleicher, Upton and Crockett Counties, Texas; ASEC’s current producing 9 wells are in Upton county in which the Company maintains a 100% gross WI.

❖	1,200 net acres in the Eagle Ford Shale Formation in South Texas. ASEC currently hold a 10% working interest in Eagle Ford acreage operated by Cheyenne Petroleum.

ASEC’s 1,200 net acres are located in Frio and LaSalle Counties, Texas, in which the Company is targeting the Eagle Ford Shale development. ASEC has a 10% WI in two completed wells temporarily shut in to connect to natural gas pipeline infrastructure as of December 31, 2010.

Reserves

The Company’s proved oil and natural gas reserves are all located in the United States, primarily in the Permian Basin of West Texas and the Williston Basin of North Dakota.  ASEC completed its most recent reservoir engineering calculation as of December 31, 2010.  The estimates of proved reserves at December 31, 2010 are based on reports prepared by Bryant Mook & Associates (the “Engineering Reports”) which are incorporated herein as Exhibit 23.1 and the estimates of proved reserves at December 31, 2009 are based on reports prepared by Williamson Petroleum Consultants (the “Williamson Reports”) for the Texas properties and reports prepared by Bryant Mook & Associates for the North Dakota properties which are incorporated herein as Exhibits 23.1, 23.2 and 23.3 respectively.  Proved reserves were estimated in accordance with the guidelines established by the SEC and the FASB.  Tables summarizing the results of our most recent reserve report are included under the heading “Unaudited Supplementary Information” to our consolidated financial statements included later in this report.

The following table provides a roll forward of the total proved reserves for the years ended December 31, 2010 and 2009, as well as proved developed and proved undeveloped reserves at the end of each respective year. Oil volumes are expressed in Bbls and natural gas volumes are expressed in Mcf.

	2010			2009
	Oil	Natural		Oil	Natural
		Gas	Total		Gas	Total
	(Bbls)	(Mcf)	(Boe)	(Bbls)	(Mcf)	(Boe)
Total Proved Reserves:
Balance, January 1	528,816	1,716,744	814,940	110,879	388,595	175,645
Revisions of previous estimates	149,687	978,518	312,774	415,547	1,363,810	642,849
Discoveries	109,426	15,370	111,988	12,166	4,016	12,835
Production	(15,199)	(36,202)	(21,233)	(9,776)	(39,677)	(16,389)

Balance, December 31	772,730	2,674,430	1,218,469	528,816	1,716,744	814,940

Proved Developed Reserves	306,642	1,058,893	483,124	68,270	335,107	124,121
Proved Undeveloped Reserves	466,088	1,615,537	735,345	460,546	1,381,637	690,819
Total Proven Reserves	772,730	2,674,430	1,218,469	528,816	1,716,744	814,940

As of December 31, 2010 and 2009, the Company had booked proved undeveloped (“PUD”) reserves associated with 8 gross (6.2 net) and 8 gross (8 net) drilling locations, respectively, representing 735,345 BOE and 690,819 BOE, respectively.  During 2010, the Company drilled 2 of the December 31, 2009 PUD locations.  Additionally, due to drilling in the Eagle Ford Shale, an additional 2 gross (0.2 net) wells were booked at December 31, 2010.

Pricing.

The following table which can be found under the heading “Unaudited Supplementary Information” to ASEC’s financial statements included later in this report summarizes the average prices utilized in the reserve estimates for 2010 and 2009 as adjusted for location, grade and quality:

	As of December 31,
	2010	2009

Prices utilized in the reserve estimates:
Texas oil and natural gas properties
Oil per Bbl(a)	$75.43	57.16
Gas per MCF(b)	$6.38	5.81
North Dakota oil and natural gas properties
Oil per Bbl(a)	$70.82	51.02
Gas per MCF(b)	$4.39	3.66

a)
The pricing used to estimate our 2010 and 2009 reserves was based on a 12-month unweighted average first-day-of-the-month West Texas Intermediate posted price as adjusted for location, grade and quality.

b)	The pricing used to estimate our 2010 and 2009 reserves was based on a 12-month unweighted average first-day-of-the-month Henry Hub spot price as adjusted for location, grade and quality.

Oil and natural gas reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment.

Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process

Our policies regarding internal controls over the recording of reserves estimates requires reserves to comply with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles.

The Company’s Board of Directors is responsible for compliance in reserves bookings and utilizes the reserves estimates made by our third party reserve consultant, Bryant M. Mook, B.Sc. M.Eng., Petroleum Engineer and Geological Advisor, for the preparation of our reserve report, effective December 31, 2010.

Bryant M. Mook has been a petroleum engineering and geological advisor with more than 35 years of multi-disciplinary experience in oil and gas.  Mr. Mook is a Registered Professional Geologist in the State of Wyoming (License No. PG-571).  He graduated from Southern Methodist University in 1975 with a Bachelor of Science Degree in Geology and the Colorado School of Mines in 2001 with a Master of Engineering Degree in Petroleum Engineering.  He meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Production Costs.

The following table can be found under the heading “Unaudited Supplementary Information” to ASEC’s financial statements included later in this report.

Costs Incurred for Oil and Natural Gas Producing Activities

	Years Ended December 31,
	2010	2009

Unproved property acquisition costs:	$3,390,687	$1,153,275
Exploration	5,787,926	930,236
Development	3,985,701	-

Total costs incurred for oil and natural gas properties	$13,164,314	$2,083,511

Productive Wells

The following table summarizes gross and net productive oil wells by state as of Dec 31, 2010.  A net well represents our percentage ownership of a gross well.  The following table does not include wells which were awaiting completion, in the process of completion or awaiting flowback subsequent to fracture stimulation.

	As of December 31, 2010
	Gross	Net
Texas	9	9.00
North Dakota	23	.27
Total	32	9.27

Dry Holes

For the years ended December 31, 2010 and 2009, we experienced no dry holes.

Drilling Activity

On May 1, 2010 the XOG Group contributed 7 gross (7 net) producing wells which are located in the Permian Basin and which ASEC holds the majority working interests.  These leasescontain an estimated 1,096,000 barrels of oil equivalents (Boe) of proven oil and gas reserves, based on our 2010 engineering reports.

Of our total drillable acreage inventory (assuming one well per 640-acre spacing unit in all areas except our existing Permian operations, where 40-acre spacing is the norm), approximately 3% has been developed.

These initial 7producing wells in the Permian Basin generated limited revenues from the sale of oil or natural gas in 2010.  In the second quarter of 2010, ASEC’s activities were primarily limited to the negotiation of agreements, mineral lease acquisitions and preliminary analysis of possible reserves and future production capabilities.

ASEC accelerated its initial plan for the development of its properties in the third quarter of 2010, when the Company began to experience a significant increase in drilling activities by its majority working interest partners in the Eagle Ford and Bakken.  In the Eagle Ford, Cheyenne, the Company’s lead operator for 12,000 acres in which ASEC owns a 10% working interest, completed two successful wells and spud a third.

In the Bakken, ASEC participated in 43 new wells with various lead operators, including Brigham Exploration Co, Kodiak Oil & Gas Corp., EOG Resources Inc, Marathon Oil Corporation and others.  ASEC also acquired 26 additional working interests in completed or spud wells in the Bakken from the XOG Group on December 1, 2010.  In total, ASEC participated in 69 gross wells (1.25 net) in the Bakken in 2010, with 23 gross wells (.27 net wells) completed.

In the Permian, ASEC also contracted with XOG to oversee the drilling and completion of two new wells in Upton County.  ASEC owns a 100% working interest in both of these wells, and XOG Operating has been contracted to operate the wells. These two wells were completed in the fourth quarter and began successful production in the Wolfberry formation.  The initial production results indicate that these two new wells will significantly increase ASEC’s daily Permian production.

Delivery Commitments

ASEC does not currently have any delivery commitments for product obtained from our wells.

Employees

American Standard currently has a full-time staff of 4 officers and one additional employee who manage all day to day operations of the Company.  The Company expects to selectively increase staff in 2011 specifically in the area of land acquisition and accounting personnel.

Item 3.LEGAL PROCEEDINGS

Currently there are no outstanding judgments against the Company or any consent decrees or injunctions to which the Company is subject or by which its assets are bound and there are no claims, proceedings, actions or lawsuits in existence, or to the Company’s knowledge threatened or asserted, against the Company or with respect to any of the assets of the Company that would materially and adversely affect the business, property or financial condition of the Company, including but not limited to environmental actions or claims. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 4. (REMOVED AND RESERVED)

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Market Price and Dividends on Registrant’s Common Equity and Related Stockholder Matters

Our shares of common stock are trading on the Over the Counter Bulletin Board (“OTCBB”) under the trading symbol “ASEN.OB.” The OTCBB is a significantly more limited market than the New York Stock Exchange or NASDAQ system.  The quotation of our shares on the OTCBB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

During the two year period ended December 31, 2010, there were no reported trades for the Company’s common stock until October 15, 2010.  The following table sets forth, for the period indicated, the high and low closing prices for our common stock on the OTCBB as reported by various OTCBB market makers. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

Quarter Ended	High ($)	Low ($)
Fourth Quarter ended December 31, 2010	$3.75	2.50

Holders

As of December31, 2010, there are 28,343,905 shares of common stock are issued and outstanding.  There areapproximately 173 record shareholders of our common stock.

Transfer Agent and Registrar

Standard Registrar & Transfer Co., Inc. is currently the transfer agent and registrar for our common stock.  Its address is 12528 South 1840 East, Draper, UT 84020.  Its phone number is (801) 571-8844.

Dividend Policy

The Company has never declared or paid dividends on our common stock.  The Company intends to retain earnings, if any, to support the development of its business and therefore do not anticipate paying cash dividends for the foreseeable future.  Payment of future dividends, if any, will be at the discretion of the Company’s board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has an annual executive stock incentive plan which provides that the executive management team will be granted 2,600,000 million stock options per year over their four year employment terms.  The first eligible issue date for this plan was January 1, 2011, but no options have been issued to date in 2011.  Each issuance of new options will be subject to a corresponding vesting schedule.

Item 6.SELECTED FINANCIAL DATA

Results of Operations

The following table presents selected audited financial and operating information for all periods presented:

	Years Ended December 31,
	2010	2009

Production and operating data:
Net production volumes:
Oil (Bbl)	15,199	9,776
Natural gas (Mcf)	36,202	39,677
Total (Boe)	21,233	16,389
Average daily net production volumes:
Oil (Bbl)	41.6	26.8
Natural gas (Mcf)	99.2	108.7
Total (Boe)	58.2	44.9
Average prices:
Oil (Bbl)	$72.48	$56.64
Natural gas (Mcf)	$6.02	$5.50
Operating costs and expenses per Boe:
Oil and natural gas production	$33.21	$21.84
General and administrative	$252.82	$7.74
Exploration	$11.65	$14.67
Depreciation, depletion and amortization	$23.27	$22.09

Total revenues	$1,355,263	$772,046

Operating costs and expenses:
Oil and natural gas production costs	705,065	357,870
Exploration expenses	247,463	240,382
General and administrative expenses	5,368,158	126,829
Impairment of oil and natural gas properties	46,553	253,258
Depreciation, depletion and amortization	494,039	362,003
Accretion of asset retirement obligations	5,851	3,027
Total operating costs and expenses	6,867,129	1,343,369

Loss from operations	(5,511,866)	(571,323)

Income tax benefit	-	-

Net loss	$(5,511,866)	$(571,323)

	As of December 31,
	2010	2009
Balance Sheet Information:
Total assets	$18,601,031	$4,197,597
Total liabilities	5,423,769	150,796
Stockholders’ equity	13,177,262	4,046,801

Statement of Cash Flow Information:
Net cash (used in) provided by operating activities	$(86,306)	$213,615
Net cash used in investing activities	(8,224,553)	(2,035,263)
Net cash provided by financing activities	8,830,855	1,821,648

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our business and results of operations together with the Company’s present financial condition. This section should be read in conjunction with our historical combined and consolidated financial statements and notes, as well as the selected historical combined and consolidated financial data included elsewhere in this report.

Statements in the Company’s discussion may be forward-looking statements. These forward-looking statements involve risks and uncertainties. The Company cautions that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. Please see “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

The Company is an independent non-operator oil and natural gas company engaged in the acquisition, development and exploration of producing oil and natural gas properties. The Company’s producing properties have been primarily focused in the Permian Basin of West Texas. ASEC also holds significant acreage positions in and are actively participating in drilling in emerging plays located in the Eagle Ford Shale Formation of South Texas and the Bakken Shale Formation in North Dakota, where the Company’s operating partners are applying horizontal drilling, advanced fracture stimulation and enhanced recovery technologies.

Crude oil comprised 63.4% of ASEC’s 1.22 million barrelsof equivalent oil of estimated net proved reserves at December 31, 2010, and 71.6% of the Company’s21.2 thousand barrelsof equivalent of oil production for the year ended December 31, 2010. The Company does not seek to operate the wells in which it owns an interest; instead, the Company exclusively looks to partner with experienced operators that are familiar with the respective geological formations in which ASEC owns mineral interests. By partnering with established operators, ASEC is able to more effectively manage the cost of operations and maintain a lean cost model.

Commodity Prices

The Company’s results of operations are heavily influenced by commodity prices. Factors that may impact future commodity prices, including the price of oil and natural gas, include:

•	developments generally impacting the Middle East, including Iraq, Iran, Libya and Egypt;

•	the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations are able to continue to manage oil supply through export quotas;

•	the overall global demand for oil; and

•	overall North American natural gas supply and demand fundamentals,

•	the impact of the decline of the United States economy,

•	weather conditions, and

•	liquefied natural gas deliveries to the United States.

Although the Company cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that ASEC produces will generally approximate current market prices in the geographic region of the production. From time to time, the Company will evaluate the benefits of hedging a portion of its commodity price risk to mitigate the impact of price volatility on its business.  The Company has not engaged in active hedging of its historical production, but reserves the right to implement a derivatives-based hedging program for commodity risk management in the future.

Oil and natural gas prices have been subject to significant fluctuations during the past several years. In general, average oil and natural gas prices were substantially higher during the comparable periods of 2010 measured against 2009.The following table sets forth the average NYMEX oil and natural gas prices for the years ended December 31, 2010 and 2009, as well as the high and low NYMEX price for the same periods:

	Years Ended December 31,
	2010	2009
Average NYMEX prices:
Oil (Bbl)	$79.48	$62.09
Natural gas (MMBtu)	$4.37	$3.94
High / Low NYMEX prices:
Oil (Bbl):
High	$91.48	$81.03
Low	$64.78	$34.03
Natural gas (MMBtu):
High	$7.51	$6.10
Low	$3.18	$1.83

Recent Events

ASEC Formation.  On April 2, 2010, ASEC was formed with the intent to acquire assets from the XOG Group, and ultimately, to execute a share exchange with a publicly held company listed on the OTC Bulletin Board and for the purpose of acquiring certain oil and gas properties from Geronimo Holding Corporation (“Geronimo”), XOG Operating, LLC (“XOG”) and CLW South Texas 2008, LP (“CLW”) (collectively, the "XOG Group").  Randall Capps is the sole owner of XOG and Geronimo, and the majority owner of CLW.

Founders Stock.On April 13, 2010, the Company issued 1,887,755 shares of its common stock to non-management individuals valued at $1.47 per share and recorded non-cash stock compensation expense of $2,775,000 for the year ended December 31, 2010.

Additionally, on April 13, 2010, the Company issued 2,193,877 shares of its common stock to management.  These shares are restricted and vest over four years.  The Company valued these shares at $1.47 per share and recorded non-cash stock compensation expense of $571,094 related to the amortization of the fair value of these shares through December 31, 2010.  None of these shares have vested as of December 31, 2010.

April Private Placement.On April 20, 2010, the Company sold to accredited investors 1,591,842 shares of common stock for cash of $2,340,008.

XOG-Geronimo Leasehold Contributions.  On May 1, 2010, the XOG Group contributed certain oil and natural gas properties located in Texas and North Dakota to ASEC in return for 80% of the common stock of ASEC. The contribution to ASEC was accounted for as a transaction under common control and accordingly, ASEC recognized the assets and liabilities acquired at their historical carrying values and no goodwill or other intangible assets were recognized.  As a result of the acquisition of assets under common control, the historical assets, liabilities and operations of the contributed assets were included in the ASEC historical financial statements and are thereby included in the accompanying consolidated financial statements of the Company included elsewhere herein.

Acquisition of ASEC and Share Exchange.  On October 1, 2010, FDOG, acquired ASEC in accordance with a Share Exchange Agreement, dated October 1, 2010.  As part of the Share Exchange Agreement, FDOG’s franchise rights and related operations were spun-off to the Company’s then primarily shareholder in exchange for and cancellation of 25,000,000 shares of FDOG’s common stock and FDOG acquired 100% of the outstanding shares of common stock of ASEC and additional consideration of $25,000 from the ASEC shareholders.  In exchange for the ASEC stock and the additional consideration, the Company received 22,000,000 shares of FDOG’s common stock representing approximately 86.1% of FDOG’s common stock on a fully diluted basis. As a result, ASEC acquired control of FDOG and the transaction was accounted for as a recapitalization with ASEC as the accounting acquirer of FDOG. Accordingly, as a result of the recapitalization, the financial statements of ASEC became the historical financial statements of FDOG.  In connection with the Share Exchange Agreement, FDOG changed its name to American Standard Energy Corp.

October Private Placement.On October 20, 2010, the Company closed a private placement offering raising proceeds of $3,034,900, net of offering cost, through the sale of 452,830 shares of the Company's common stock at a price of $2.65 per share and the issuance and exercise of four-month warrants exercisable into 679,245 shares of common stock at an exercise price of $2.75 per share.  The shares and warrants were acquired by two accredited investors.  All of the warrants were exercised in 2010.  The Company incurred costs of $33,022 related to this offering.

December Private Placement.On December 23, 2010, the Company closed a private placement offering raising proceeds of $1,557,698, which were received in January 2011, through the sale of 230,770 shares of the Company’s common stock at a price of $3.25 per share and the issuance and exercise of four-month warrants exercisable into 230,770 shares of common stock at an exercise price of $3.50 per share.  The shares and warrants were sold to an accredited investor.  All of the warrants were exercised in 2010.

February Private Placement.On February 1, 2011, the Company closed on a private placement offering raising proceeds of $15,406,755 through the issuance of (i) 4,401,930 shares of our common stock at a price of $3.50 per share and (ii) 2 series of five-year warrants each exercisable into 1,100,482 shares of common stock at exercise prices of $5.00 and $6.50 per share, respectively, subject to certain adjustments.  The Company also issued to the placement agents warrants to purchase up to 220,097 shares of common stock, the terms and exercise price of which will be determined at a later date.  The shares and warrants were sold to certain accredited investors.  Subject to certain conditions, the Company has the right to call for the exercise of such warrants.

In connection with the February 1, 2011 private placement offering, the Company granted to the investors registration rights pursuant to a Registration Rights Agreement, dated February 1, 2011, n which the Company agreed to register all of the related private placement common shares and warrants within thirty (30) calendar days after February 1, 2011, and use its best efforts to have the registration statement declared effective within one hundred twenty (120) calendar days.  Upon the Company’s failure to comply with the terms of the Registration Rights Agreement and certain other conditions, the Company will be required to pay to each investor an amount in common stock equal to one percent (1%) of the aggregate purchase price paid by such investor, up to 6% of the aggregate stock purchase price.  A 1% was incurred on March 2, 2011 in conjunction with the delayed filing of the requisite S-1 registration statement.  This penalty will be paid in the form of additional common stock to be issued.

Acquisition of Bakken Properties.On December 1, 2010, the Company entered into a Purchase of Partial Leaseholds Agreement with Geronimo, dated December 1, 2010, whereby the Company purchased certain mineral rights leaseholds held on properties in the Bakken Shale Formation in North Dakota (the “Bakken Properties”). In consideration for the Bakken Properties the Company paid Geronimo $500,000 and issued 1,200,000 shares of common stock.  The acquisition of the Bakken Properties from Geronimo was a transaction under common control and accordingly, the Company recognized the assets and liabilities acquired from Geronimo at their historical carrying values and no goodwill or other intangible assets were recognized.

Acquisition of Permian Properties.On February 10, 2011, the Company entered into a Purchase of Partial Leaseholds Agreement with Geronimo, dated February 10, 2011, whereby the Company purchased certain working interests in 36 gross wells, or 13.1 net wells on leasehold properties in West Texas, New Mexico, Oklahoma, and Arkansas (“the Producing Properties”). In consideration for the Producing Properties the Company paid Geronimo $7,000,000.  The acquisition of the Producing Properties from Geronimo was a transaction under common control and accordingly, the Company recognized the assets and liabilities acquired from Geronimo at their historical carrying values and no goodwill or other intangible assets were recognized.

Acquisition of Bakken Acreage.On March 1, 2011, the Company entered into a Purchase of Partial Leaseholds Agreement with Geronimo, dated February 28, 2011, whereby the Company purchased certain mineral rights leaseholds held on properties in the Bakken Shale Formation in North Dakota (the “Bakken Properties”). In consideration for the Bakken Properties the Company paid Geronimo $3,000,000 and issued 883,607 shares of common stock.  The acquisition of the Bakken Properties from Geronimo was a transaction under common control and accordingly, the Company recognized the assets and liabilities acquired from Geronimo at their historical carrying values and no goodwill or other intangible assets were recognized.

2011CapitalBudget.  In December 2010, the Company determined its 2011 capital budget of approximately $100 million. ASEC expects to be able to fund its 2011 capital budget partially with operating cash flows, in conjunction with additional stock offerings, stock based transactions, and potential debt facilities. However, the Company’s capital budget is largely discretionary, and if the Company experienced sustained oil and natural gas prices significantly below the current levels or substantial increases in its drilling and completion costs, ASEC may reduce its capital spending program to remain substantially within the Company’s operating cash flows. The following is a summary of ASEC’s 2011 capital budget for new drilling activities:

2011
Budget
(In millions)

Drilling and recompletion opportunities in ASEC’s core area	$35
Acquisition of additional leasehold acreage and other property interests	65
Total 2011 capital budget	$100

Derivative Financial Instruments

At the time of this filing, ASEC had not entered into any derivative investment vehicles for risk management purposes. During the periods reported in this filing, derivative instruments were not in use by either ASEC or the predecessor asset owner.  However, management expects to periodically review the potential financial benefits of a comprehensive risk management policy involving the use of commodity hedging instruments, including the use of derivative financials instruments.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Oil and natural gas revenues. The Company’s oil and natural gas revenues were $1,319,703 for the year ended December 31, 2010, an increase of $547,657 (71%) from $772,046 for the year ended December 31, 2009. This increase was due primarily to newly acquired wells and new well development, as well as higher oil prices.

Production expenses.  Lease operating expenses for the year ended December 31, 2010 increased $347,195 (97%) to $705,065, compared to $357,870 for the year ended December 31, 2009. The increase in lease operating expenses was primarily due to newly developed wells, as well aswell repair costs incurred during the year ended December 31, 2010.

General and administrative expenses.  General and administrative (“G&A”) expenses were $5,368,158 for the year ended December 31, 2010, an increase of $5,241,329 (4,133%) from $126,829 for the year ended December 31, 2009. The primary factor for the increase in G&A expenses was the recognition of $4,227,274in non-cash stock compensation expense, as well as accounting, legal, and consulting fees incurred related to the formation of ASEC and the share exchange agreement with FDOG. In April 2010, American Standard implemented stock option compensation plans and issued founder’s shares.   Share grants have been expensed in full other than restricted shares granted to management which are amortized subject to a vesting schedule.

Exploration expenses. Exploratory expenses during the year ended December 31, 2010 were $247,463, compared to $240,382 for the year ended December 31, 2009.  This expense was primarily attributable to an unsuccessful exploratory well located in the Eagle Ford shale formation play drilled in 2007 and reworked as a shale formation well in 2009 and 2010.  The well was intended to generate petroleum production from the shale formation, but due to a mechanical failure during the drilling process this was unable to be completed. All intangible and tangible costs related to this well have been expensed.

Depreciation, depletion and amortization expense.  Depreciation, depletion and amortization expense of proved oil and natural gas properties was $494,039for the year ended December 31, 2010, a decrease of $132,036 (36%) from $362,003 for the year ended December 31, 2009. The increase in depletion expense was primarily due to an increase in production volumes.

Impairment of oil and natural gas properties. Impairment expense of proved oil and natural gas properties was $46,553 for the year ended December 31, 2010, a decrease of $206,705 (82%) from $253,258 for the year ended December 31, 2009. The decrease in impairment expense was primarily due to higher estimated reserve values in the Bakken formation.

Income tax provision.  Prior to May 1, 2010 and December 1, 2010, ASEC and the Bakken Properties, respectively, were part of pass-through entities for taxation purposes.  As a result, the historical financial statements of ASEC and the Bakken Properties do not present any tax expenses, liabilities or assets until May 1, 2010 and December 1, 2010, respectively.  Tax provisions subsequent to such dates are fully incorporated and presented in the accompanying consolidated financial statements.  However, the income tax provision for the year ended December 31, 2010, was $0 due to net operating losses and a related valuation allowance.

Capital Commitments, Capital Resources and Liquidity

Capital commitments. The Company’s primary needs for cash are (i) to fund our share of the drilling and development costs associated with well development within its leasehold properties, (ii) the  further acquisition of additional leasehold assets, and iii), the payment of contractual obligations and working capital obligations. Funding for these cash needs will be provided by a combination of internally-generated cash flows from operations, supplemented by a combination of financing under a potential future bank credit facility, proceeds from the disposition of assets or alternative financing sources, as discussed in “Capital resources” below.

Oil and natural gas properties. The Company’s costs incurred for oil and natural gas properties during the year ended December 31, 2010 and 2009 totaled $13,164,314 and $2,083,511, respectively. The 2010 costs related primarily to purchases of additional Bakken leases and drilling in the Permian and South Texas leases.The 2009 costs related primarily to purchases of Bakken undeveloped leases, the drilling of four Bakken wells, and the drilling of one South Texas well.

The Company’s 2011 capital budget is approximately $100 million. ASEC expects to be able to fund its 2011 capital budget partially with operating cash flows, additional stock offerings, and potential debt facilities. However, the Company’s capital budget is largely discretionary, and if ASEC experiences sustained oil and natural gas prices significantly below the current levels or substantial increases in its drilling and completion costs, ASEC may reduce its capital spending program to remain substantially within the Company’s operating cash flows.

Other than the development of existing leasehold acreage and other miscellaneous property interests, the Company’s 2011 capital budget is exclusive of acquisitions as the timing and size of acquisitions are difficult to forecast. However, ASEC will actively seek to acquire oil and natural gas properties that provide opportunities for the addition of new reserves and production in both its core areas of operation and in emerging plays throughout the United States.

While the Company believes that its available cash and cash flows will partially fund its 2011 capital expenditures, as adjusted from time to time, the Company cannot provide any assurances that it will be successful in securing a credit facility or other alternative financing sources to fund such expenditures. The actual amount and timing of ASEC’s expenditures may differ materially from the Company’s estimates as a result of, among other things, actual drilling results, the timing of expenditures by third parties on projects that ASEC does not operate, the availability of drilling rigs and other services and equipment, regulatory, technological and competitive developments and market conditions. In addition, under certain circumstances we would consider increasing, decreasing, or reallocating the Company’s 2011 capital budget.

Contractual obligations

Employment Agreements. The Company’s contractual obligations include employment agreements with executive officers for the years ending December 31 are as follows:

	2011	2012	2013	2014

Scott Feldhacker	$150,000	$150,000	$150,000	$50,000
Richard Macqueen	150,000	150,000	150,000	50,000
Scott Mahoney	150,000	150,000	150,000	50,000
Andrew Wall	90,000	90,000	90,000	30,000
Total Contractual Obligations Related to Employment Contracts	$540,000	$540,000	$540,000	$180,000

Operating Leases.The Company leases its 4,092 square foot primary office facilities in Scottsdale, Arizona under a non-cancellable operating lease agreement, dated September 30, 2010, for a 66-month term.  The lease provides for no lease payments during the first six months and a reduced square footage charge for the first year.  The initial rental is $23.00 per square foot, beginning February 1, 2011, and increasing $.50 per square foot annually thereafter.  For the year ended December 31, 2010, the Company recorded imputed lease expense of $14,495.

At December 31, 2010, the future minimum lease commitments under the non-cancellable operating leases for each of the next five years ending December 31 and thereafter are as follows:

2011	$47,004
2012	90,518
2013	97,356
2014	99,402
2015	101,448
Thereafter	42,625
Total	$478,353

Capital resources. The Company’sprimary sources of liquidity during 2010 have been cash flows generated from proceeds from the Company’s private placement offerings of its common stock and exercise of warrants from which cash proceeds of $5,374,907 were generated.  We believe that funds from our cash flows and any financing under a credit facility or proceeds from a stock offering should be sufficient to meet both our short-term working capital requirements and our 2011 capital expenditure plans.

Cash flow from operating activities. The Company’s net cash (used in) provided by operating activities were $(86,306) and $213,615 for the years ended December 31, 2010 and 2009, respectively. The decrease in operating cash flow for the year ended December 31, 2010 was due primarily to increased general and administrative costs.

Cash flow used in investing activities. During the years ended December 31, 2010 and 2009, we invested $8,224,553 and $2,035,263, respectively, for additions to, and acquisitions of, oil and natural gas properties, inclusive of dry hole costs. Cash flows used in investing activities were substantially higher in 2010 due to the Company’s increased activities in the Bakken Shale Formation, as well as investments in the Eagle Ford and Permian drilling activities.

Cash flow from financing activities. Net cash provided by financing activities was $8,830,855 and $1,821,648 for the years ended December 31, 2010 and 2009, respectively. Financing activity was comprised primarily of equity provided by the XOG Group to support leasehold acquisitions and new drilling activities and $5,374,907 of net proceeds from the sale of common stock and warrants during the year ended December 31, 2010.

On April 20, 2010, the Company sold to accredited investors 1,591,842 shares of common stock for cash of $2,340,008.

On October 20, 2010, the Company closed a private placement offering raising proceeds of $3,034,900, net of offering cost, through the sale of 452,830 shares of the Company's common stock at a price of $2.65 per share and the issuance and exercise of four-month warrants exercisable into 679,245 shares of common stock at an exercise price of $2.75 per share.  The shares and warrants were acquired by two accredited investors.  All of the warrants were exercised in 2010.

On December 23, 2010, the Company closed a private placement offering raising proceeds of $1,557,698, which were received in January 2011, through the sale of 230,770 shares of the Company’s common stock at a price of $3.25 per share and the issuance and exercise of four-month warrants exercisable into 230,770 shares of common stock at an exercise price of $3.50 per share.  The shares and warrants were sold to an accredited investor.  All of the warrants were exercised in 2010.

On February 1, 2011, the Company closed on a private placement offering raising proceeds of $15,406,755 through the issuance of (i) 4,401,930 shares of our common stock at a price of $3.50 per share and (ii) 2 series of five-year warrants each exercisable into 1,100,482 shares of common stock at exercise prices of $5.00 and $6.50 per share, respectively, subject to certain adjustments.  The Company also issued to the placement agents warrants to purchase up to 220,097 shares of common stock, the terms and exercise price of which will be determined at a later date.  The shares and warrants were sold to certain accredited investors.  Subject to certain conditions, the Company has the right to call for the exercise of such warrants.

The net proceeds from the private placement have been and will be used for operating purposes and to fund drilling and development activities.

In addition, the Company may also seek to utilize various financing sources, including the issuance of (i) fixed and floating rate debt, (ii) convertible securities, (iii) preferred stock, (iv) common stock and (v) other securities. ASEC may also sell assets and issue securities in exchange for oil and natural gas related assets.

Liquidity. The Company’s principal sources of short-term liquidity are cash on hand and operational cash flow.  At December 31, 2010, the Company had cash and cash equivalents of $519,996.

Inflation and changes in commodity prices. The Company’s revenues, the value of its assets, and the Company’s ability to obtain financing or additional capital on attractive terms will be affected by changes in commodity prices and the costs to produce its reserves. Commodity prices are subject to significant fluctuations that are beyond the Company’s ability to control or predict. During the year ended December 31, 2010, the NYMEX priced spot oil ranged from a high of $91.48 to $64.78 (Bbl), while the NYMEX spot price for natural gas ranged from a high of $7.51 per mmBtu (million British thermal units) to $3.18.  ASEC is not currently executing contracts to hedge oil or natural gas prices.

 Critical Accounting Policies and Practices

The Company’s consolidated financial statements and related notes thereto contain information that is pertinent to the Company’s management’s discussion and analysis of financial condition and results of operations. Preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. However, the accounting principles used by the Company generally do not change the Company’s reported cash flows or liquidity. Interpretation of the existing rules must be done and judgments made on how the specifics of a given rule apply to the Company.

In management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are revenue recognition, the choice of accounting method for oil and natural gas activities, oil and natural gas reserve estimation, asset retirement obligations, impairment of long-lived assets and valuation of stock-based compensation. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists and historical experience in similar matters. Actual results could differ from the estimates, as additional information becomes known.

 Successful Efforts Method of Accounting

The Company utilizes the successful efforts method of accounting for its oil and natural gas properties. Under this method all costs associated with productive wells and nonproductive development wells are capitalized, while nonproductive exploration costs are expensed. Capitalized acquisition costs relating to proved properties are depleted using the unit-of-production method based on proved reserves. The depletion of capitalized exploratory drilling and development costs is based on the unit-of-production method using proved developed reserves on a field basis.

Proceeds from the sales of individual properties and the capitalized costs of individual properties sold or abandoned are credited and charged, respectively, to accumulated depletion. Generally, no gain or loss is recognized until the entire amortization base is sold. However, a gain or loss is recognized from the sale of less than an entire amortization base if the disposition is significant enough to materially impact the depletion rate of the remaining properties in the amortization base. Ordinary maintenance and repair costs are expensed as incurred.

Costs of unproved properties, wells in the process of being drilled and significant development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined. These unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling plans, the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. Amounts capitalized to oil and natural gas properties, but excluded from depletion at December 31, 2010 and 2009 were $5,611,000 and $1,214,000, respectively.  Such costs are related primarily to drilling in progress and wells recently drilled and in various stages of testing and completion.

The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets. In this circumstance, the Company would recognize an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

The Company reviews its oil and natural gas properties by amortization base or by individual well for those wells not constituting part of an amortization base. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value (discounted future cash flows) of the properties would be recognized at that time. Estimating future cash flows involves the use of judgments, including estimation of the proved and unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs.

Oil and Natural Gas Reserves and Standardized Measure of Discounted Net Future Cash Flows

This report presents estimates of our proved reserves as of December 31, 2010 and 2009, which have been prepared and presented under new SEC rules. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserves estimates using revised reserve definitions and revised pricing based on a 12-month unweighted average of the first-day-of-the-month pricing. The previous rules required that reserve estimates be calculated using last-day-of-the-year pricing. As a result of this change in pricing methodology, direct comparisons to our previously-reported reserves amounts may be more difficult.

Another impact of the new SEC rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. This new rule has limited and may continue to limit our potential to book additional proved undeveloped reserves as we pursue our drilling program, particularly as we develop our significant acreage in the Permian Basin West Texas. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill on those reserves with the required five-year time-frame.

The SEC has not reviewed the Company’s reserve estimates under the new rules and has released only limited interpretive guidance regarding reporting of reserve estimates under the new rules and may not issue further interpretive guidance on the new rules. Accordingly, while the estimates of ASEC’s proved reserves and related PV-10 at December 31, 2010 and 2009 included in this report have been prepared based on what the Company and its independent reserve engineers believe to be reasonable interpretations of the new SEC rules, those estimates could differ materially from any estimates ASEC might prepare applying more specific SEC interpretive guidance.

The Company’s independent engineer prepares the estimates of the Company’s oil and natural gas reserves and associated future net cash flows. Even though ASEC’s independent engineers and technical staff are knowledgeable and follow authoritative guidelines for estimating reserves, they must make a number of subjective assumptions based on professional judgments in developing the reserve estimates. Reserve estimates are updated at least annually and consider recent production levels and other technical information about each field. Periodic revisions to the estimated reserves and future net cash flows may be necessary as a result of a number of factors, including reservoir performance, new drilling, oil and natural gas prices, cost changes, technological advances, new geological or geophysical data, or other economic factors. The Company cannot predict the amounts or timing of future reserve revisions. If such revisions are significant, they could significantly alter future depletion and result in impairment of long-lived assets that may be material.

Asset Retirement Obligations

There are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The primary impact of this on ASEC relates to oil and natural gas wells on which we have a legal obligation to plug and abandon. The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and, generally, a corresponding increase in the carrying amount of the related long-lived asset. The determination of the fair value of the liability requires ASEC to make numerous judgments and estimates, including judgments and estimates related to future costs to plug and abandon wells, future inflation rates and estimated lives of the related assets.

Impairment of Long-Lived Assets

All of the Company’s long-lived assets are monitored for potential impairment when circumstances indicate that the carrying value of an asset may be greater than its future net cash flows, including cash flows from risk adjusted proved reserves. The evaluations involve a significant amount of judgment since the results are based on estimated future events, such as future sales prices for oil and natural gas, future costs to produce these products, estimates of future oil and natural gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test an asset for impairment may result from significant declines in sales prices or downward revisions to estimated quantities of oil and natural gas reserves. Any assets held for sale are reviewed for impairment when the Company approves the plan to sell. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods. Because of the uncertainty inherent in these factors, ASEC cannot predict when or if future impairment charges will be recorded.

Valuation of Stock-Based Compensation

The Company is required to expense all options and other stock-based compensation that vested during the year based on the fair value of the award on the grant date. The calculation of the fair value of stock-based compensation requires the use of estimates to derive the inputs necessary for using the various valuation methods utilized by us. The Company utilizes the Black-Scholes option pricing model to measure the fair value of stock options.  Expected volatilities are based on implied volatilities from the historical volatility of companies similar to the Company.  The expected term of the options granted used in the Black-Scholes model represent the period of time that options granted are expected to be outstanding.  The Company utilizes the simplified method for calculating the expected life of its options as the Company does not have sufficient historical data to provide a basis upon which to estimate the term.

Recent Accounting Pronouncements

Oil and Natural Gas.  In September 2009, the FASB issued an update to the Oil and Gas Topic, which makes a technical correction regarding the accounting and disclosures for natural gas balancing arrangements. The topic amends prior guidance because the SEC staff has not taken a position on whether the entitlements method or sales method is preferable for natural gas-balancing arrangements that do not meet the definition of a derivative. With the entitlements method, sales revenue is recognized to the extent of each well partner's proportionate share of natural gas sold regardless of which partner sold the natural gas. Under the sales method, sales revenue is recognized for all natural gas sold by a partner even if the partner's ownership is less than 100% of the natural gas sold.

The Oil and Gas Topic update included an instruction that public companies must account for all significant natural gas imbalances consistently using one accounting method. Both the method and any significant amount of imbalances in units and value should be disclosed in regulatory filings. The accompanying financial statements account for all natural gas imbalances under the sales method and make all required disclosures. As of December 31, 2010 and 2009, there were no significant oil and natural gas imbalances related to the Properties.

Reserve Estimation.  In January 2010, the FASB issued an update to the Oil and Gas Topic, which aligns the oil and natural gas reserve estimation and disclosure requirements with the requirements in the SEC's final rule, Modernization of the Oil and Gas Reporting Requirements (the "Final Rule"). The Final Rule was issued on December 31, 2008. The Final Rule is intended to provide investors with a more meaningful and comprehensive understanding of oil and natural gas reserves, which should help investors evaluate the relative value of oil and natural gas companies.

The Final Rule permits the use of new technologies to determine proved reserves estimates if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volume estimates.The Final Rule also allows, but does not require, companies to disclose their probable and possible reserves to investors in documents filed with the SEC. In addition, the new disclosure requirements require companies to: (i) report the independence and qualifications of its reserves preparer or auditor; (ii) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit; and (iii) report oil and natural gas reserves using an average price based upon the prior 12-month period rather than a year-end price. The Final Rule became effective for fiscal years ending on or after December 31, 2009.

Fair Value.  In January 2010, the FASB issued an update to the Fair Value Topic, which enhances the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements.The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. Thisguidance was adopted effective January 1, 2010, and did not have a significant impact on accompanying financial statements.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As the Company expands the Company will be exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. ASEC will address these risks through a program of risk management which may include the use of derivative instruments including hedging contracts. Such contracts may involve incurring future gains or losses from changes in commodity prices or fluctuations in market interest rates.

Credit Risk.  The Company monitors its risk of loss due to non-performance by counterparties of their contractual obligations. ASEC’s principal exposure to credit risk is through its operating partners and their management of the sale of its oil and natural gas production, which they market to energy marketing companies and refineries.  The Company monitors its exposure to these counterparties primarily by reviewing credit ratings, financial statements, production, sales, marketing, engineering and reserve reports.

Commodity Price Risk.  The Company is exposed to market risk as the prices of oil and natural gas are subject to fluctuations resulting from changes in supply and demand. To reduce ASEC’s exposure to changes in the prices of oil and natural gas the Company may in the future enter into commodity price risk management arrangements for a portion of its oil and natural gas production.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements and supplementary financial data are included in this report beginning with page F-1.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 28, 2010, Michael Cronin declined to stand for re-appointment as the independent registered public accounting firm for the Company. Mr. Cronin, as a sole practitioner, notified the Company that certain SEC and PCAOB independence rules state that an accountant is not independent if he or she serves as a lead partner for more than five consecutive years.  Mr. Cronin further advised the Company that his continued service would be in violation of the independence rules and cause his independence to be impaired.

The reports of Michael Cronin on the Company’s financial statements for each of the past two years prior to electing not to stand for re-appointment, were unqualified and contained no adverse opinion or disclaimer of opinion and no report was qualified as to uncertainty, audit scope, or accounting principles.  Mr. Cronin did include an emphasis paragraph in the financial statements for the past two years relating to a going concern uncertainty.

There were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, between the Company and Michael Cronin during the Company’s two most recent fiscal years or for the period through the date that Michael Cronin elected not to stand for re-appointment.

(a) Engagement of New Independent Registered Public Accounting Firm.

i. On October 1, 2010, the Company’s Board of Directors appointed BDO USA, LLP (“BDO”), as the Company’s new independent registered public accounting firm. The decision to engage BDO was approved by the Company’s Board of Directors on October 1, 2010.

ii. Prior to October 1, 2010, the Company did not consult with BDO regarding (1) the application of accounting principles to a specified transaction, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation, under the supervision and with the participation of our management, including our principalexecutive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls andprocedures as of the end of the period covered by this report.

Based on that evaluation, our principal executive officer and principalfinancial officer have concluded that, because of the material weakness described below, as of December 31, 2010, our disclosure controls and procedures, as defined in Rule 13a-15(e), were ineffective to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Actof 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and ExchangeCommission’s rules and forms, including those controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including our chief executive officer and chief financial officer as appropriate to allow timely discussions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting. Internal controls over financial reporting is a process designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States, as well as to safeguard assets from unauthorized use or disposition.

A material weakness is defined by the SEC Rule 1-02(4) asa deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

Management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2010.  In making this assessment, management used the framework criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Based on this assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010, due to the material weakness described below.

At December 31, 2010, the Company had limited internal accounting staff and relied on external contract accountants to assist in financial statement preparation and reconciliation.   The Company’s historical operations have been derived on a carve-out basis from the books and records of related party entities that have not been previously audited.  ASEC is in the process of incorporating the historical supporting records and documentation from XOG into ASEC's core financial records and documentation.

Remediation Efforts Related to Material Weakness in Internal Control Over Financial Reporting

Subsequent to December 31, 2010, the Company is in process of implementing the following changes to its internal control over financial reporting:

Accounting Department.  The Company is in the process of hiring one or more oil and gas accountants to record, review, supervise, monitor and prepare financial reports.  One of these individuals will include a Controller and Director of External Reporting.

Accounting Software and Supporting Records.  The Company has implemented an oil and gas accounting software system.  This system has been used as the core system for all financial data and internal controls since the Company’s formation and the acquisition of oil and gas properties on May 1, 2010.  The Company is currently in the process of incorporating the historic financial transactions of XOG and Geronimo related to these properties into the new system.

Documentation of Internal Control Systems.  The Company is in the process of documenting all initial internal control systems and the Company is in the process of defining it plans to be fully compliant with SEC Rule 1-02 (4).

Changes in Internal Controls over Financial Reporting

The Company plans to take remediation steps discussed in Remediation of Material Weakness in Internal Control over Financial Reporting above to enhance its internal control over financial reporting and reduce control deficiencies. The Company believes the steps listed above will enhance our internal control over financial reporting and reduce or control deficiencies.

Item 9B.OTHER INFORMATION

Not applicable

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICES AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our new executive officers and directors. Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

NAME	AGE	POSITION

Scott Feldhacker	43	Chief Executive Officer and Director
Richard MacQueen	44	President and Director
Andrew Wall, Esq.	40	Secretary and General Counsel
Scott Mahoney	36	Chief Financial Officer
Robert J. Thompson	68	Chairman of the Board
Randall Capps	55	Director

The business background descriptions of the newly appointed directors and officers are as follows:

Scott Feldhacker- Chief Executive Officer and Director

Mr. Feldhacker is co-founder of ASEC.  His family has been in the oil and gas exploration and production (“E&P”) business over 30 years of which he has worked in and with for over a decade.  Prior to ASEC he co-founded Fusion Capital LLC a boutique financial firm that consults for both private and public companies in various industries including several oil and gas E & P companies.

In 2005 Mr. Feldhacker co-founded a successful financial firm which places its focus on emerging markets, consulting with private companies entering the U.S. Capital Markets via share exchanges and other structures, providing post listing public side guidance, market awareness support and successfully assisting navigation to senior listings.  From 1995 to 2004 he gained entrepreneurial success over diverse industries as an owner and officer. In 1991 Mr. Feldhacker began as a Wealth Manager for Allmerica Financial then Mass Mutual Oppenheimer prior to venturing into entrepreneurship.

Richard MacQueen- President and Director

Mr. Richard MacQueen is the co-founder of ASEC. Prior to founding ASEC, Mr. MacQueen co-founded Fusion Capital LLC, a boutique financial firm that consults for both private and public companies in various industries including several oil and gas E & P companies.  In 2005, Mr. Macqueen co-founded a successful financial firm which places its focus on emerging markets, consulting with private companies entering the U.S. capital markets via share exchanges and other structures, providing post listing guidance, market awareness support and successfully assisting navigation to senior listings.

From 2001 to 2005, Mr. MacQueen operated a technical sales firm which supported Fortune 500 companies in Aero Space, Medical, High Speed Low Skew and Automotive.  For more than ten years prior, Mr. MacQueen developed owned and operated a successful restaurant chain with distribution into four states throughout the Southwest.

Andrew Wall- Secretary and General Counsel

Andrew Wall is the founder of The Wall Law Firm, PLC, a corporate/business and real estate law firm located in the Phoenix, Arizona metropolitan area.  Mr. Wall’s practice focused on all levels of corporate transactions for both public and private entities, start-ups, public and private funding, mergers and acquisitions as well as corporate governance and compliance.

Mr. Wall’s corporate clients included technology firms, energy and natural resource firms and consultants, and financial entities.  In addition to corporate transactions Mr. Wall has advised and consulted on various business interests and decisions and has conducted informational seminars on legal and ethical issues in business.  Mr. Wall also spent nine years in the real estate industry as a property manager, real estate appraiser and investor.  Mr. Wall holds a Bachelor’s of Science degree in Economics from Arizona State University and a Juris Doctor from Southern Illinois University.

Scott Mahoney- Chief Financial Officer

Prior to joining ASEC as a founding executive, Mr. Mahoney was the founder of a private consulting firm based in Phoenix, AZ, focused on strategic financial and accounting consulting for companies in rapid growth.  In this capacity, Mr. Mahoney has acted as interim Chief Financial Officer and as strategic executive for several companies based in Phoenix, AZ.  In this capacity, Mr. Mahoney was responsible for all operational finance matters, strategic capital raises, and the structuring of mergers and acquisitions opportunities.

Mr. Mahoney has more than 15 years experience in the finance industry, primarily in commercial and investment banking. In his prior experience in banking, Scott held a leadership role on more than $1.5 billion in debt facilities most recently with JP Morgan.  Prior to JPMorgan Chase, Scott worked for Key Bank’s Technology Investment Banking Group in Seattle, Washington, where he worked in a similar role with small and mid-cap publicly held companies primarily in the IT services and software industries.

Scott is a graduate of Thunderbird International School of Business and the University of New Hampshire.  Scott is also a Chartered Financial Analyst and has been nationally recognized by the Risk Management Association of America for white papers on equity research applied to non-public companies and specialty small cap investing.

Robert J. Thompson - Chairman of the Board of Directors

Mr. Thompson, age 68, previously served as Chairman of the Board 1991-2001 of C.M. Oliver Inc., a Canadian publicly traded investment dealer/broker involved since 1907 in investment banking activities throughout North America and Europe, particularly in the oil & gas and mineral resource sectors.  Previously, Mr. Thompson was a Senior Partner of KPMG Consulting 1962-1976, and 1987-1988 and predecessor firms of Ernst & Young 1976-1987.  His professional involvements concentrated on corporate finance and merger and acquisition advisory services.

He also serves as Chairman of the Board 2005-present of Algae Biosciences Corporation and as Chairman of the Board 2000-present of QuoteMedia, Inc.  He is also Managing Director 2006-present of CanAm Capital Partners, LLC, a Corporate Finance Advisory firm, and President of Corpus Investments Inc., a private equity firm.

Mr. Thompson will also Chair the Company’s Compensation, Audit, and Nominating & Corporate Governance Committees.

Randall Capps - Director

Randall Capps, age 55, is the largest shareholder of the Company and has more than 30 years experience in the E&P oil and gas industry.  His experience began with Texaco and more recently as owner of several E&P companies.  Currently, Mr. Capps owns XOG Operating LLC, a seasoned exploration and operation company based in Midland, Texas, which develops and operates oil and gas properties in 14 states; Geronimo Holdings, Corp., which holds vast mineral rights and several supporting oil and gas companies.

Family Relationships

Scott Feldhacker, our Chief Executive Officer and Director, is the son-in-law of Randall Capps.

Mr. Capps is a Director and the sole owner of XOG Operating, LLC and Geronimo Holding Corporation and the majority owner of CLW South Texas 2008 LP.  Through these ownership interests, Mr. Capps is the beneficial majority shareholder in the Company.

Item 11.EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION SUMMARY

The following table sets forth all compensation awarded by ASEC during the year ended December 31, 2010, including stock compensation subject to multi-year vesting schedules.  The table below sets forth the positions and compensation for each officer and director of ASEC.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Comp.	Total
		$(000	($)	($000s)	($000s)			($000s)
Scott Feldhacker, CEO (1)	2010	-0-	-0-	1,425	1,489	-0-	-0-	2,914
Richard MacQueen, President (1)	2010	-0-	-0-	1,500	1,489	-0-	-0-	2,989
Andrew Wall, General Counsel (2)	2010	32	-0-	100	206	-0-	-0-	388
Scott Mahoney, Chief Financial Officer (2)	2010	50	-0-	100	411	-0-	-0-	611

1)	Mr. Feldhacker, CEO and Mr. MacQueen, President received no salary in 2010.

2)
Mr. Wall, General Counsel and Mr. Mahoney, CFO received no salary through September 1, 2010.  Beginning September 1, 2010, Mr. Mahoney and Mr. Wall began receiving total monthly compensation of $12,500 and $7,500, respectively.

Employment Agreements

Each of the four (4) Executives executed Employment Agreements on April 15, 2010.  All founder’s stock grant, stock options, and deferred stock compensation plans were subject to a 2 for 1 forward split when ASEC entered into the Share Exchanged with FDOG on October 1, 2010.  The terms of the original employment contracts for each officer of ASEC are detailed below as previously disclosed in our 8-K filing dated October 1, 2010.

On April 15, 2010, ASEC entered into an employment agreement with Scott Feldhacker.  The term of the employment agreement is 4 years and includes a monthly salary of $12,000 which began in January 2011. Additionally, Mr. Feldhacker has been issued 300,000 stock options which vest over the term of the employment agreement. Mr. Feldhacker shall receive a minimum of 400,000 stock options per year on the anniversary of the date of the employment agreement. The stock options shall vest semi-annually beginning 180 days following the date of initial issuance.

On April 15, 2010, ASEC entered into an employment agreement with Richard MacQueen.  The term of the employment agreement is 4 years and includes a monthly salary of $12,000 which began in January 2011. Additionally, Mr. MacQueen has been issued 300,000 stock options which vest over the term of the employment agreement. Mr. MacQueen shall receive a minimum of 400,000 stock options per year on the anniversary of the date of the employment agreement. The stock options shall vest semi-annually beginning 180 days following the date of initial issuance.

On April 15, 2010, ASEC entered into an employment agreement with Mr. Scott Mahoney.  The term of the employment agreement is 4 years and includes a monthly salary of $12,000 and monthly car allowance of $500 which began in September 2010. Additionally, Mr. Mahoney has been issued 200,000 stock options which vest over the term of the employment agreement. Mr. Mahoney shall receive a minimum of 300,000 stock options per year on the anniversary of the date of the employment agreement. The stock options shall vest semi-annually beginning 180 days following the date of initial issuance.

On April 15, 2010, ASEC entered into an employment agreement with Mr. Andrew Wall.  The term of the employment agreement is 4 years and includes a monthly salary of $7,000 and monthly car allowance of $500 which began in September 2010. Additionally, Mr. Wall has been issued 100,000 stock options which vest over the term of the employment agreement. Mr. Wall shall receive a minimum of 200,000 stock options per year on the anniversary of the date of the employment agreement. The stock options shall vest semi-annually beginning 180 days following the date of initial issuance.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.  Robert Thompson, under the company name Corpus Investments, Inc. received $2,500 for his December 1st 2010 appointment as the Chairman of the Board.  Mr. Thompson also received a stock option plan of 300,000 options that vest quarterly over five (5) years with a strike price of $2.70, which expire 10 years after initial grant.

Option Grants Table

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price Per Share ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested. (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott Feldhacker	120	1,280	0	$1.50	April 15, 2020	1,280	$2,880	0	$0
Richard MacQueen	120	1,280	0	$1.50	April 15, 2020	1,280	$2,880	0	$0
Andrew Wall	40	160	0	$1.50	April 15, 2020	160	$360	0	$0
Scott Mahoney	80	320	0	$1.50	April 15, 2020	320	$720	0	$0
(all figures above in thousands except per share data)

Aggregated Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised during period ended December 31, 2010 by the executive officers named in the ASEC Executive Compensation Summary.

Long-Term Incentive Plan (“LTIP”) Awards Table.

In order to compensate the Company’s officers, directors, employees and/or consultants, on April 15, 2010 ASEC’s Board of Directors approved the American Standard Energy Corp. Equity Incentive Plan (the “Plan”).  The Plan has a total of 6,000,000 shares reserved for issuance.  There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

On October 1, 2010, the Company adopted the Equity Incentive Plan of ASEC, and all issued and outstanding ASEC options and restricted stock shares were converted into approximately two equivalent options or restricted stock shares where applicable of the Company’s common stock for each option or restricted stock share of ASEC.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

Common Stock

The following table sets forth certain information regarding our Common Shares beneficially owned as of December 31, 2010, for (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding Common Shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

Name and Address	Beneficial Ownership	Percentage of Class (1)

Scott Feldhacker
3304 East June Circle
Mesa, AZ 85213	1,235,000 Shares (2)	4.36%

Richard MacQueen
681 North Cordoba Avenue
Chandler, AZ 85226	1,122,000 Shares (3)	3.96%

Andrew Wall
5754 West Ivanhoe Street
Chandler, AZ 85224	102,000 Shares	0.36%

Scott Mahoney
8229 West Alex Avenue
Peoria, AZ 85382	102,000 Shares	0.36%

Randall Capps
1801 West Texas
Midland, TX 79701	17,955,000 Shares (4)	63.35%

Robert Thompson
35386 North 95th Street
Scottsdale, AZ 85262	0 Shares	0%

All Officers and Directors, as a group	20,516,000 Shares	72.38%

(1)	Based on 28,343,905 shares of Common Stock issued and outstanding as of December 31, 2010.

(2)	Mr. Feldhacker is the beneficial owner of 204,000 shares owned by his father, William Feldhacker and 61,000 shares owned by his wife Heather Feldhacker.

(3)	Mr. MacQueen is the beneficial owner of 102,000 shares owned by his mother, Linda Macqueen.

(4)
Randall Capps is the 100% beneficial owner of 1,360,000 shares owned by XOG Operating LLC and 15,264,000 shares owned by Geronimo Holdings Corp.  Mr. Capp is also the majority owner of 588,000 shares owned by CLW South Texas 2008 LLP. Mr. Capps is also the owner of 360,000 shares he purchased through the Private Placement.  He is also the beneficial owner of 61,000 shares as the legal guardian for Hayden Pitts.

A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through such as exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of January 31, 2011.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of January 31, 2011 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership

Description of Securities

As of December 31, 2010, the Company’s authorized capital stock consists of 70,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of $0.001 par value preferred stock.  As of December 31, 2010, an aggregate of 28,343,905 shares of common stock and no shares of preferred stock were issued and outstanding.

Common Stock.   Each outstanding share of common stock entitles the holder thereof to one vote per share on all matters. Stockholders do not have preemptive rights to purchase shares in any future issuance of our common stock. Upon the Company’s liquidation, dissolution or winding up, and after payment of creditors and preferred stockholders, if any, the Company’s assets will be divided pro-rata on a share-for-share basis among the holders of the shares of common stock.

The holders of shares of the Company’s common stock are entitled to dividends out of funds legally available when and as declared by the Company’s board of directors. The Company’s board of directors has never declared a cash dividend and does not anticipate declaring any dividend in the foreseeable future. Should the Company decide in the future to pay dividends, as a holding company, the Company’s ability to do so and meet other obligations depends upon the receipt of dividends or other payments from its operating subsidiaries and other holdings and investments. In addition, ASEC’s operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to the Company, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. In the event of ASEC’s liquidation, dissolution or winding up, holders of the Company’s common stock are entitled to receive, ratably, the net assets available to stockholders after payment of all creditors and preferred stockholders.

Preferred Stock.Our board of directors has the authority, within the limitations and restrictions in our amended articles of incorporation, to issue 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of any series, without further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in our control without further action by the stockholders. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of our common stock, including voting rights, of the holders of our common stock. In some circumstances, this issuance could have the effect of decreasing the market price of our common stock. We currently have no plans to issue any shares of preferred stock.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

XOG Operating, LLC.

The Company is affiliated with and has a working relationship with XOG, a seasoned exploration & production operator based in Midland, TX.  As an operator, XOG has been operating, developing and exploiting the Permian Basin as well as operating in 14 other states for 30 years. XOG has been in the Bakken area for the past three years procuring mineral leasehold rights and participating in wells.

XOG is currently contracted to operate the existing wells currently held by the Company in the Permian Basin region.  XOG historically performed this service for Geronimo and CLW.  XOG, Geronimo and CLW hold a combined majority stock position in ASEC and these companies are considered related parties to ASEC.  As a result, all historical accounts payable related to accrued lease operating expenses and accrued drilling expenses presented are recorded as payables due to a related party.

Scott Feldhacker, ASEC’s Chief Executive Officer and a Director, is the son-in-law of Randall Capps.

Mr. Capps is a Director and is the sole owner of XOG Operating, LLC and Geronimo Holding Corporation and the majority owner of CLW South Texas 2008 LP.  Through these ownership interests, Mr. Capps is the beneficial majority shareholder in the Company.

Overriding royalty and royalty interests.

In some instances, XOG or Geronimo and CLW may hold overriding royalty and royalty interests (“ORRI”) in wells acquired by the Company. All revenues and expenses presented herein are net of any effects of ORRI.

Review, Approval and Ratification of Related Party Transactions

Given the Company’s small size and limited financial resources, the Company had not adopted prior to the Share Exchange formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with its executive officers, directors and significant shareholders.  However, the Company intends that such transactions will, on a going-forward basis, be subject to the review, approval or ratification of its board of directors, or an appropriate committee thereof.

Indemnification of Directors, Officers and Consultants

The Company’s Articles of Incorporation provide that no director, officer of or consultant to the corporation past, present or future, shall be personally liable to the corporation or any of its shareholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the liability of a director for acts or omissions which involve intentional misconduct, fraud or knowing violation of law and for the payment of dividends is not so eliminated.  The corporation shall advance or reimburse reasonable expenses incurred by an affected officer, director or consultant without regard to the above limitations, or any other limitation which may hereafter be enacted to the extent such limitation may be disregarded if authorized by the Articles of Incorporation. The Company’s bylaws provide for the indemnification of our directors and officers, as to those liabilities and on those terms and conditions as appropriate.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

On October 1, 2010, the Company’s Board of Directors appointed BDO USA, LLP, as the Company’s new independent registered public accounting firm.

a.
Audit Fees: Aggregate fees billed by BDO USA, LLP for professional services rendered for the audit of our annual financial statements, additional acquisition related audit and review services, and reviews of our interim financial statements for the year ended December 31, 2010 were approximately $544,000.

b.
Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the year ended December 31, 2010.

c.	Tax Fees: Aggregate fees billed by BDO USA, LLP for tax services for the year ended December 31, 2010 were zero.

d.	All Other Fees: Aggregate fees billed by BDO USA, LLP for professional services other than those described above were zero.

PART IV

Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)            Listing of Financial Statements

The following consolidated financial statements of the Company are included in “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

Unaudited Supplementary Information

(b) Exhibits

The exhibits to this report required to be filed pursuant to Item 15(b) are listed below and in the “Index to Exhibits” attached hereto.

(c) Financial Statement Schedules

No financial statement schedules are required to be filed as part of this report or they are not applicable.

Exhibits

Exhibit No.	Exhibit

Exhibit No.	Description
2.1	Share Exchange Agreement by and between the Company, American Standard and the American Standard Shareholders, dated October 1, 2010(1)
3.1	Articles of Incorporation (incorporated by reference in the Registration Statement on Form SB-2 filed on April 3, 2006)
3.2	Bylaws (incorporated by reference in the Registration Statement on Form SB-2 filed on April 3, 2006 )

10.1	Scott Feldhacker Employment Agreement(1)
10.2	Richard Macqueen Employment Agreement(1)
10.3	Andrew Wall Employment Agreement(1)
10.4	Scott Mahoney Employment Agreement(1)
10.5	Scott Feldhacker Deferred Compensation Agreement(1)
10.6	Richard Macqueen Deferred Compensation Agreement(1)
10.7	2010 Equity Compensation Plan(1)
10.8	Lease Purchase Agreement by and between American Standard Energy Corp. and Geronimo Holding Corp. dated April 28, 2010 (Bakken, ND).(1)
10.9	Lease Purchase Agreement by and between American Standard Energy Corp. and CLW South Texas 2008, LP dated April 28, 2010 (Eagle Ford, TX).(1)
10.10	Lease Purchase Agreement by and between American Standard Energy Corp. and XOG Operating LLC dated April 28, 2010 (University, TX).(1)
10.11	Lease Purchase Agreement by and between American Standard Energy Corp. and Geronimo Holding Corp. dated April 28, 2010 (Wolfberry, TX).(1)

10.12	Form of Subscription Agreement(2)
10.13	Form of Warrant(2)
10.14	Form of Subscription Agreement(5)
10.15	Form of Warrant(5)
10.16	Securities Purchase Agreement(6)
10.17	Form of Warrant(6)
10.18	Registration Rights Agreement(6)
10.19	Agreement for the purchase of Partial Leaseholds between Geronimo Holdings Corporation and American Standard Energy Corp. dated December 1, 2010(4)
23.1	Bryant M. Mook, B.Sc. M.Eng., Petroleum Engineer and Geological Advisor, Reserve Report, effective December 31, 2010
23.2	Williamson Petroleum Consultants, Inc. Look Back Report to the Interest of American Standard Energy Corp effective December 31, 2009 (1)
23.3	Bryant M. Mook, B.Sc. M.Eng., Petroleum Engineer and Geological Advisor, Reserve Report, effective December 31, 2009 (7)
31.1	Rule 13a-14(a)/15d-14(a) certification of Scott Feldhacker
31.2	Rule 13a-14(a)/15d-14(a) certification of Scott Mahoney
32.1	Certification pursuant to 18 USC, Section 1350 of Scott Feldhacker
32.2	Certification pursuant to 18 USC, Section 1350 Scott Mahoney
___________

(1)	Incorporated by reference to Form 8-K filed on October 4, 2010
(2)	Incorporated by reference to Form 8-K filed on October 26, 2010
(3)	Incorporated by reference to Form 8-K filed on November 17, 2010
(4)	Incorporated by reference to Form 8-K filed on December 6, 2010
(5)	Incorporated by reference to Form 8-K filed on December 27, 2010
(6)	Incorporated by reference to Form 8-K filed on February 2, 2011
(7)	Incorporated by reference to Form 8-K/A filed on February 14, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.

AMERICAN STANDARD ENERGY CORP.

March 17, 2011	By:	/s/Scott Feldhacker
Scott Feldhacker
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/SCOTT FELDHACKER
Scott Feldhacker	Chief Executive Officer and Director	March 17, 2011
(Principal Executive Officer)

/s/SCOTT MAHONEY
Scott Mahoney	Chief Financial Offer	March 17, 2011
(Principal Financial Officer)

/s/RICHARD MACQUEEN
Richard MacQueen	President and Director	March 17, 2011

/s/ ROBERT J. THOMPSON
Robert J. Thompson	Chairman of the Board	March 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Standard Energy Corp.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of American Standard Energy Corp. and subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Notes A and H, the Company engages in significant transaction with related parties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Standard Energy Corp. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Houston, Texas
March 17, 2011

American Standard Energy Corp. and Subsidiary
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
ASSETS
Current assets:
Cash	$519,996	$-
Oil and gas sales receivable – related parties	89,630	62,382
Oil and gas sales receivable, net	140,139	47,154
Stock subscription receivable	1,557,698	-
Other current assets	7,850	-
Total current assets	2,315,313	109,536

Oil and natural gas properties, at cost , successful efforts method:
Proved properties	12,627,282	4,316,124
Drilling in progress	1,428,093	18,732
Unproved properties	4,183,298	1,196,261
Accumulated depletion and depreciation	(1,982,625)	(1,443,056)
Total oil and natural gas properties, net	16,256,048	4,088,061

Other assets, net of accumulated depreciation of $1,023	29,670	-

Total assets	$18,601,031	$4,197,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$797,283	$3,957
Accounts payable – related parties	2,856,312	17,613
Accrued liabilities –third parties	1,702,951	55,018
Total current liabilities	5,356,546	76,588

Asset retirement obligations	67,223	74,208
Total liabilities	5,423,769	150,796

Commitments and contingencies (Notes I and J)

Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $.001 par value;70,000,000 shares authorized; 28,343,905 shares issued and outstanding.	28,344	-
Additional paid-in capital	19,557,353	-
Net investment	-	4,943,370
Accumulated deficit	(6,408,435)	(896,569)
Total stockholders' equity	13,177,262	4,046,801

Total liabilities and stockholders' equity	$18,601,031	$4,197,597

The accompanying notes are an integral part of these consolidated financial statements.

American Standard Energy Corp. and Subsidiary
Consolidated Statements of Operations
Years Ended December 31, 2010 and 2009

	2010	2009

Revenues:
Oil and gas revenues	$1,319,703	$772,046
Gain on sale of oil and gas natural gas leases	35,560	-
Total revenue	1,355,263	772,046

Operating costs and expenses:
Oil and natural gas production costs	705,065	357,870
Exploration expenses	247,463	240,382
General and administrative expenses	5,368,158	126,829
Impairment of oil and natural gas properties	46,553	253,258
Depreciation, depletion and amortization	494,039	362,003
Accretion of asset retirement obligations	5,851	3,027
Total operating costs and expenses	6,867,129	1,343,369

Loss from operations before income taxes	(5,511,866)	(571,323)

Income tax benefit	-	-

Net loss	$(5,511,866)	$(571,323)

Proforma amounts for change in tax status (unaudited):
Income before taxes	$(5,511,866)	$(571,323)
Income tax benefit (expense)	-	92,000
Net loss	$(5,511,866)	$(479,323)

Weighted average common shares outstanding (1)	22,586,427	17,526,526

Loss per share (1)	$(0.24)	$(0.03)

(1)  Proforma presentation

The accompanying notes are an integral part of these consolidated financial statements.

American Standard Energy Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2010, 2009 and 2008

	Common Stock		Additional Paid-In	Accumulated	Net	Total Stockholders’
	Shares	Amount	Capital	Deficit	Investment	Equity

Balance at January 1, 2009	-	$-	$-	$(325,246)	$3,121,722	$2,796,476
Transfer from XOG Group	-	-	-	-	1,821,648	1,821,648
Net loss	-	-	-	(571,323)	-	(571,323)

Balance at December 31, 2009	-	-	-	(896,569)	4,943,370	4,046,801

Transfer from XOG Group					3,955,948	3,955,948
Initial capitalization of ASEC	17,526,526	17,527	8,881,791		(8,899,318)	-
Shares of shell treated as issued in connection with reverse merger	3,540,290	3,540	(3,540)	-	-	-
Issuance of common stock for compensation	4,081,632	4,082	3,342,012	-	-	3,346,094
Stock option expense	-	-	881,180	-	-	881,180
Issuance of common stock for cash	2,275,442	2,275	4,254,713	-	-	4,256,988
Exercise of warrants	910,015	910	2,674,707	-	-	2,675,617
Issuance of common stock for services	10,000	10	26,490	-	-	26,500
Cash paid to Geronimo - deemed distribution	-	-	(500,000)	-	-	(500,000)
Net loss	-	-	-	(5,511,866)	-	(5,511,866)

Balance at December 31, 2010	28,343,905	$28,344	$19,557,353	$(6,408,435)	$-	$13,177,262

The accompanying notes are an integral part of these consolidated financial statements.

American Standard Energy Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,511,866)	$(571,323)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	494,039	362,003
Impairment of oil and natural gas properties	46,553	253,258
Accretion of asset retirement obligations	5,852	3,027
Gain on sale of oil and natural gas leases	(35,560)	-
Exploration expenses	247,463	240,382
Non-cash stock compensation expense	4,227,274	-
Common stock issued for services	26,500	-
Changes in operating assets and liabilities:
Oil and gas sales receivable	(120,233)	(50,485)
Other current assets	(7,850)	-
Accounts payable and accrued liabilities	541,522	(23,247)

Net cash (used in) provided by operating activities	(86,306)	213,615

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property additions	(8,438,715)	(2,035,263)
Proceeds from sale of oil and natural gas leases	244,855	-
Other property additions	(30,693)	-

Net cash used in investing activities	(8,224,553)	(2,035,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from changes in predecessor parent equity	3,955,948	1,821,648
Cash payment to Geronimo - deemed distribution	(500,000)	-
Proceeds from the sale of stock , net	3,506,985	-
Proceeds from exercise of warrants	1,867,922	-

Net cash provided by financing activities	8,830,855	1,821,648

Net increase in cash and cash equivalents	519,996	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$519,996	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and accrued liabilities for oil and natural gas properties additions	$4,738,436	$55,018
Stock subscription receivable	$1,557,698	$-
Additions and revisions to asset retirement cost and related obligation	$(12,837)	$(6,770)

The accompanying notes are an integral part of these consolidated financial statements.

American Standard Energy Corp. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note A. Organization and Basis of Presentation

American Standard Energy Corp. (“ASEC” or the “Company”) was incorporated on April 2, 2010 for the purposes of acquiring certain oil and gas properties  from Geronimo Holding Corporation (“Geronimo”), XOG Operating, LLC (“XOG”) and CLW South Texas 2008, LP (“CLW”) (collectively, the "XOG Group").  Randall Capps is the sole owner of XOG and Geronimo, and the majority owner of CLW. On May 1, 2010, the XOG Group contributed certain oil and natural gas properties located in Texas and North Dakota to ASEC in return for 80% of the common stock of ASEC. The contribution to ASEC was accounted for as a transaction under common control and accordingly, ASEC recognized the assets and liabilities acquired at their historical carrying values and no goodwill or other intangible assets were recognized.  As a result of the acquisition of assets under common control, the historical assets, liabilities and operations of the contributed assets were included in the ASEC historical financial statements and are thereby included in the accompanying consolidated financial statements retrospectively for all periods presented.  ASEC's principal business is the acquisition, development and exploration of oil and natural gas properties primarily in the Permian Basin of West Texas, the Eagle Ford Shale formation of South Texas and the Bakken Shale formation in North Dakota.

Famous Uncle Al’s Hot Dogs & Grille, Inc. (“FDOG”) was incorporated as National Franchise Directors, Inc., under the laws of the State of Delaware on March 4, 2005.  On October 1, 2010, FDOG entered into a Share Exchange Agreement (the “Agreement”), dated October 1, 2010, with its then controlling shareholder and American Standard Energy Corp., a Nevada Corporation, a privately-held oil exploration and production company owned substantially by the XOG Group.  Pursuant to the Agreement, FDOG (1) spun-off its franchise rights and related operations to its controlling shareholder in exchange for and cancellation of 25,000,000 shares of FDOG’s common stock and (2) acquired 100% of the outstanding shares of common stock of ASEC and additional consideration of $25,000 from the ASEC shareholders. In exchange for the ASEC stock and the additional consideration, the XOG Group was issued 22,000,000 shares of FDOG’s common stock representing approximately 86.1% of FDOG’s common stock on a fully diluted basis. As a result, ASEC acquired control of FDOG and the transaction was accounted for as a recapitalization with ASEC as the accounting acquirer of FDOG. Accordingly, the financial statements of ASEC became the historical financial statements of FDOG. In connection with the Share Exchange Agreement, FDOG changed its name to American Standard Energy Corp.

On December 1, 2010, the Company entered into an agreement with Geronimo whereby the Company acquired certain oil and natural gas properties located in North Dakota for $500,000 cash and 1,200,000 shares of the Company’s common stock.  The acquisition was accounted for as a transaction under common control and accordingly, the Company recorded the assets and liabilities acquired from Geronimo at their historical carrying values and no goodwill or other intangible assets were recognized.  As a result, the historical assets, liabilities and operations of such properties are included in the accompanying consolidated financial statements of the Company retrospectively for all periods presented.  The oil and gas properties acquired on May 1, 2010 and on December 1, 2010 are collective referred to as the “Acquired Properties”.

On February 11, 2011, the Company entered into another agreement with Geronimo to acquire certain oil and natural gas properties located in Texas, Oklahoma and Arkansas for $7,000,000 cash.  The acquisition will be accounted for as a transaction under common control and accordingly, the Company will record the assets and liabilities acquired from Geronimo at their historical carrying values and no goodwill or other intangible assets will be recognized.

On March 1, 2011, the Company entered into a Purchase of Partial Leaseholds Agreement with Geronimo, dated February 28, 2010, whereby the Company purchased certain mineral rights leaseholds held on properties in the Bakken Shale Formation in North Dakota (the “Bakken Properties”). In consideration for the Bakken Properties the Company paid Geronimo $3,000,000 and issued 883,607 shares of common stock.  The acquisition of the Bakken Properties from Geronimo was a transaction under common control and accordingly, the Company will record the assets and liabilities acquired from Geronimo at their historical carrying values and no goodwill or other intangible assets will be recognized.

The accompanying combined and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For the periods prior to the acquisition dates of the Acquired Properties, the financial statements have been prepared primarily on a “carve out” basis from the XOG Group’s combined financial statements or Geronimo’s financial statements using historical results of operations, assets and liabilities attributable to the Acquired Properties, including allocations of expenses from the XOG Group. This carve-out presentation basis reflects the fact that the Acquired Properties represented only a portion of the XOG Group and Geronimo and did not constitute separate legal entities. The consolidated financial statements including the carve outs may not be indicative of the Company’s future performance and may not reflect what its results of operations, financial position and cash flows would have been had the Company owned the Acquired Properties during all of the periods presented. To the extent that an asset, liability, revenue or expense is directly associated with the Acquired Properties or the Company, it is reflected in the accompanying consolidated financial statements.

Prior to the Company’s acquisition of the Acquired Properties, the XOG Group provided corporate and administrative functions to the Acquired Properties including executive management, oil and gas property management, information technology, tax, insurance, accounting, legal and treasury services. The costs of such services were allocated to the Acquired Properties based on the most relevant allocation method to the service provided, primarily based on relative net book value of assets. Management believes such allocations are reasonable; however, they may not be indicative of the actual expense that would have been incurred had the Acquired Propertiesbeen operating as a separate entity for all of the periods presented. The charges for these functions are included in general and administrative expenses for all periods presented.

Prior to the Company’s acquisition of the Acquired Properties, the Company’s net investment represented the XOG Group’s and Geronimo’s interests in the recorded net assets of the Acquired Properties. The net investment balance represented the cumulative net investment by the XOG Group and Geronimo in the Acquired Properties through the dates of the Company’s acquisition of the Acquired Properties.

Note B. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary.  All material intercompany balances and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.  Such estimates include the following:

Depreciation, depletion and amortization of oil and natural gas properties are determined using estimates of proved oil and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures.

Impairment evaluation of proved and unproved oil and natural gas properties is subject to numerous uncertainties including, among others, estimates of future recoverable reserves, future prices, operating and development costs, and estimated cashflows.

Other significant estimates include, but are not limited to, the asset retirement costs and obligations, accrued revenue and expenses, and fair value of stock-based compensation.

Oil and Gas Sales Receivable

The Company sells its oil and natural gas production to purchasersgenerally on an unsecured basis. Allowances for doubtful accounts are determined based on management's assessment of the creditworthiness of the purchaser. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts will be generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. Management concluded that no allowance for doubtful accounts was necessary at December 31, 2010 and 2009.

Oil and Natural Gas Properties

The Company utilizes the successful efforts method of accounting for its oil and natural gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized, while nonproductive exploration costs are expensed. Capitalized acquisition costs relating to proved properties are depleted using the unit-of-production method based on total proved reserves. The depletion of capitalized exploratory drilling and development costs is based on the unit-of-production method using proved developed reserves on a field basis.

Proceeds from the sales of individual properties and the capitalized costs of individual properties sold or abandoned are credited and charged, respectively, to accumulated depletion. Generally, no gain or loss is recognized until the entire amortization base is sold. However, a gain or loss is recognized from the sale of less than an entire amortization base if the disposition is significant enough to materially impact the depletion rate of the remaining properties in the amortization base.

Ordinary maintenance and repair costs are expensed as incurred.

Costs of unproved properties, wells in the process of being drilled and significant development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined. These unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling plans, the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. Amounts capitalized to oil and natural gas properties excluded from depletion at December 31, 2010 and 2009 were $5,611,391, and $1,214,993, respectively.

Management of the Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets. In this circumstance, The Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.  During the years ended December 31, 2010 and 2009, the company recorded impairments of $46,553 and $253,258, respectively.

Management of the Company reviews its oil and natural gas properties for impairment by amortization base or by individual well for those wells not constituting part of an amortization base. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value (discounted future cash flows) of the properties is recognized at that time. Estimating future cash flows involves the use of judgments, including estimation of the proved and unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs.

Environmental

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable.

Oil and Natural Gas Sales and Imbalances

Oil and natural gas revenues are recorded at the time of delivery of such products to pipelines for the account of the purchaser or at the time of physical transfer of such products to the purchaser. The Company follows the sales method of accounting for oil and natural gas sales, recognizing revenues based on the Company's share of actual proceeds from the oil and natural gas sold to purchasers. Oil and natural gas imbalances are generated on properties for which two or more owners have the right to take production "in-kind" and in doing sotake more or less than their respective entitled percentage. For the years ended December 31, 2010 and 2009, the Company did not have any oil and natural gas imbalances.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related oil and gas properties. Subsequently, the asset retirement cost included in the carrying amount is allocated to expense through depreciation, depletion and amortization. Changes in the liability due to passage of time are recognized as an increase in the carrying amount of the liability and as corresponding accretion expense.

General and Administrative Expense

In addition to general and administrative (“G&A”) costs incurred directly by the Company, the accompanying financial statements include an allocated portion of the actual costs incurred by the XOG Groupfor general and administrative (“G&A”) expenses. The amounts allocated to the properties are for the period prior to ownership by ASEC.  These allocated costs are intended to provide the reader with a reasonable approximation of what historical administrative costs would have been related to the Acquired Properties had the Acquired Properties existed as a stand-alone company.

In the view of management, the most accurate and transparent method of allocating G&A expenses is by using the historical cost basis of the Acquired Properties divided by the cost basis of the total oil and gas assets of the XOG Group.  Using this method, G&A expense allocated to the Acquired Properties for the years ended December 31, 2010 and 2009 was approximately $110,000 and $127,000, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation at fair value in accordance with the provisions of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation”, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the consolidated statements of operations  pro ratably over the employee’s or non-employee’s requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is generally determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of the Company’s common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the years ended December 31, 2010 and 2009. The Company provides compensation benefits to employees and non-employee directors under share-based payment arrangements, including various employee stock option plans. See Note C for further discussion of the Company’s stock-based compensation plans.

ASC Topic 230, “Statement of Cash Flows”, requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for equity awards (excess tax benefits) to be classified as financing cash flows. However, as the Company is not able to use these tax deductions (see Note F), it has no excess tax benefits to be classified as financing cash flows.

Income Taxes

Prior to the Company’s acquisition of the Acquired Properties, the Acquired Properties were part of a pass-through entity for federal income tax purposes with taxes being the responsibility of the XOG Group owners.  As a result, the accompanying financial statements do not present any income tax liabilities or assets related to the Acquired Properties prior to the Company’s acquisition of the Acquired Properties.  Pro forma income taxes in the statements of operations for all periods presented reflect income tax expense or benefit resulting from income or losses before taxes, as if the Acquired Properties had been included in a C corporation prior to their acquisition by the Company.

Subsequent to the Company’s acquisition of the properties from the XOG Group, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

At May 1, 2010, a conversion event occurred from a non-taxable to a taxable entity and accordingly a cumulative adjustment for the difference in tax and GAAP tax reporting was recorded in the amount of an $845,000 deferred tax liability.

Related to the properties acquired from Geronimo on December 1, 2010, the Company received a step-up in tax basis to fair market value.  The deferred tax asset associated with the excess of tax basis over book basis of $1,090,000 and the related valuation allowance have been recorded to additional paid-in capital

The Company evaluates uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax positions will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company had no uncertain tax positions that required recognition in the accompanying financial statements. Any interest or penalties would be recognized as a component of income tax expense.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between two willing parties. The carrying amount of cash, oil and gas sales receivable, stock subscription receivable, other current assets, accounts payableand accrued liabilities approximates fair value because of the short maturity of these instruments.

Loss per Common Share

Basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is computed based upon the weighted-average number of common shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities. Diluted earnings per share equals basic earnings per share for the periods presented because the effects of potentially dilutive securities are antidilutive.

Weighted-average number of shares for the years ended December 31, 2010 and 2009was computed on a pro forma basis as if the 17,526,526 common shares issued to the XOG Group and Geronimo in connection with the Company’s acquisition of the Acquired Properties were issued and outstanding for all periods presented.

Recent Accounting Pronouncements

Oil and Natural Gas.  In September 2009, the FASB issued an update to the Oil and Gas Topic, which makes a technical correction regarding the accounting and disclosures for natural gas balancing arrangements. The topic amends prior guidance because the SEC staff has not taken a position on whether the entitlements method or sales method is preferable for natural gas-balancing arrangements that do not meet the definition of a derivative. With the entitlements method, sales revenue is recognized to the extent of each well partner's proportionate share of natural gas sold regardless of which partner sold the natural gas. Under the sales method, sales revenue is recognized for all natural gas sold by a partner even if the partner's ownership is less than 100% of the natural gas sold.

The Oil and Gas Topic update included an instruction that public companies must account for all significant natural gas imbalances consistently using one accounting method. Both the method and any significant amount of imbalances in units and value should be disclosed in regulatory filings. The accompanying financial statements account for all natural gas imbalances under the sales method and make all required disclosures. As of December 31, 2010 and 2009, there were no oil and natural gas imbalances.

Reserve Estimation.  In January 2010, the FASB issued an update to the Oil and Gas Topic, which aligns the oil and natural gas reserve estimation and disclosure requirements with the requirements in the SEC's final rule, Modernization of the Oil and Gas Reporting Requirements (the "Final Rule"). The Final Rule was issued on December 31, 2008. The Final Rule is intended to provide investors with a more meaningful and comprehensive understanding of oil and natural gas reserves, which should help investors evaluate the relative value of oil and natural gas companies.

The Final Rule permits the use of new technologies to determine proved reserves estimates if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volume estimates.The Final Rule also allows, but does not require, companies to disclose their probable and possible reserves to investors in documents filed with the SEC. In addition, the new disclosure requirements require companies to: (i) report the independence and qualifications of its reserves preparer or auditor; (ii) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit; and (iii) report oil and natural gas reserves using an average price based upon the prior 12-month period rather than a year-end price. The Final Rule became effective for fiscal years ending on or after December 31, 2009.

Fair Value.  In January 2010, the FASB issued an update to the Fair Value Topic, which enhances the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements.The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. Thisguidance was adopted effective January 1, 2010, and did not have a significant impact on accompanying financial statements.

Note C.  Stockholders' Equity

Founders Stock

On April 13, 2010, the Company issued 1,887,755 shares of its common stock to non-management individuals valued at $1.47 per share and recorded non-cash stock compensation expense of $2,775,000 for the year ended December 31, 2010.

Additionally, on April 13, 2010, the Company issued 2,193,877 shares of its common stock to management.  These shares are restricted and vest over four years.  The Company valued these shares at $1.47 per share and recorded non-cash stock compensation expense of $571,094 related to the amortization of the fair value of these shares through December 31, 2010.  None of these shares have vested as of December 31, 2010.

Private Placements of Common Stock and Warrants

On April 20, 2010, the Company sold to accredited investors 1,591,842 shares of common stock for cash of $2,340,008.

On October 20, 2010, the Company closed a private placement offering raising proceeds of $3,034,900, net of offering cost, through the sale of 452,830 shares of the Company's common stock at a price of $2.65 per share and the issuance and exercise of four-month warrants exercisable into 679,245 shares of common stock at an exercise price of $2.75 per share.  The shares and warrants were acquired by two accredited investors.  All of the warrants were exercised in 2010.  The Company incurred costs of $33,022 related to this offering.

On December 23, 2010, the Company closed a private placement offering raising proceeds of $1,557,698, which were received in January 2011, through the sale of 230,770 shares of the Company’s common stock at a price of $3.25 per share and the issuance and exercise of four-month warrants exercisable into 230,770 shares of common stock at an exercise price of $3.50 per share.  The shares and warrants were sold to an accredited investor.  All of the warrants were exercised in 2010.  The total proceeds of $1,557,698 were received during 2011 before the issuance of the financial statements and accordingly are recorded as a stock subscription receivable in the accompanying balance sheet.

Deferred Compensation Program

On April 15, 2010, the Company’s Board of Directors approved the 2010 Deferred Compensation Program. Under this plan, the President and CEO are entitled to receive a one-time retainer fee consisting of common stock options in lieu of salary through December 31, 2010. The total number of options granted under the plan was 1,600,000. The exercise price of the options is $1.50 and the options vest over 26.5 months.  These options have a ten year life and had a grant date fair value of $1.09 per share.  None of these options were exercisable as of December 31, 2010.  For the year ended December 31, 2010, the Company has recorded non-cash stock compensation expense of $559,396 related to the amortization of the fair value of these options which is included in general and administrative expenses.

Equity Incentive Plan

On April 15, 2010, the Company’s Board of Directors approvedthe 2010 Equity Incentive Plan which authorized the issuance of up to 6,000,000 common stock options. As part of managements’ employment agreements,1,850,000 options were issued on April 15, 2010. The exercise price of the options is $1.50 and the options vest over 52 months.  These options have a ten year life and had a grant date fair value of $1.03 per share.  None of these options were exercisable as of December 31, 2010.  For the year ended December 31, 2010, the Company has recorded non-cash stock compensation expense of $321,784 related to the amortization of the fair value of these optionswhich is included in general and administrative expenses.  As part of managements’ employment agreements, management will receive at least 2,600,000 stock options per year over the four year employment term.

On November 23, 2010, the Company granted 300,000 common stock options to its independent director.  The exercise price of the options is $2.70 and the options vest quarterly over 5years.  These options have a ten year life and had a grant date fair value of $1.95 per share.  None of these options were exercisable as of December 31, 2010.

The following table presents the future non-cash stock compensation expense for the Company’s outstanding restricted stock grants and stock options at December 31, 2010, which it expects to recognize during the vesting periods ending December 31:

2011	$2,216,436
2012	1756,625
2013	1,361,757
2014	626,153
Total	$6,068,048

The fair value of each option award is estimated on the date of grant.  The fair values of stock options were determined using the Black-Scholes option valuation method and the assumptions noted in the following table for the year ended December 31, 2010.  Expected volatilities are based on implied volatilities from the historical volatility of companies similar to the Company.  The expected term of the options granted used in the Black-Scholes model represent the period of time that options granted are expected to be outstanding.  The Company utilizes the simplified method for calculating the expected life of its options as the Company does not have sufficient historical data to provide a basis upon which to estimate the term.

Expected volatility	74.39% - 83.99%
Expected dividends	0
Expected term	6.0-7.3years
Risk free rate	2.77% - 3.86%

The fair value of options granted during the year ended December 31, 2010 was $4,295,323.

Note D.   Asset Retirement Obligations

The Company's asset retirement obligations represent the estimated present value of the estimated cash flows the Company will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.

The following table summarizes the Company's asset retirement obligation activity for the years ended December 31, 2010 and 2009:
	2010	2009

Balance at beginning of period	$74,208	$77,951
Liabilities incurred from new wells	9,790	4,820
Accretion expense	5,851	3,027
Revisions due to increase in well life estimates	(22,626)	(11,590)

Balance at end of period	$67,223	$74,208

Note E.   Disclosures AboutFair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis in the Company's consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

Impairments of Long-Lived Assets.The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company reviews its oil and natural gas properties by amortization base or by individual well for those wells not constituting part of an amortization base. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value (discounted future cash flows) of the properties is recognized at that time. Estimating future cash flows involves the use of judgments, including estimation of the proved and unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs.

The Company periodically reviews its proved oil and natural gas properties that are sensitive to oil and natural gas prices for impairment. During the years ended December 31, 2010 and 2009, the Company recorded impairments of $46,553 and $253,258, respectively.

Asset Retirement Obligations (“ARO”).The initial recognition of AROs is based on fair value.   The Company estimates the fair value of AROs based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates. See Note D for a summary of changes in ARO for the years ended December 31, 2010 and 2009.

Note F.  Income Taxes

The following reconciles the Company’s provision for income taxes for the year ended December 31, 2010,included in the consolidated statements of operations with the provision which would result from application of the statutory federal tax rate to pre-tax financial loss:

Loss before tax	$(5,511,866)
Statutory rate	34%
Expected benefit at federal statutory rate	$(1,874,034)
Increase (decrease) resulting from:
State income taxes, net of federal income tax effect	(220,475)
Pass-through income not subject to federal tax	44,905
Non-deductible stock compensation	448,192
One time charge for conversion to taxable entity	845,248
Change in valuation allowance	756,164

Provision for income taxes	$-

Effective rate	0%

The components of the Company’s net deferred tax liability as of December 31, 2010 were as follows:

Deferred tax assets:
Equity compensation	$1,101,723
Asset retirement obligations	1,295
Net operating loss carry forward	2,742,764
Valuation allowance	(1,845,921)
1,999,861
Deferred tax liability:
Differences between book and tax basis of property	(1,999,861)

Net deferred tax liability	$-

The Company’s net operating loss carry forward (“NOL”) at December 31, 2010, was $7,218,000 and will expire in 2030.   The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Management monitors Company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company's NOLs and other deferred tax attributes in the United States, state, and local tax jurisdictions will be utilized prior to their expiration. At December 31, 2010, the Company had a valuation allowance of $1,845,921 related to its deferred tax assets.

As of December 31, 2010, the Company had no unrecognized tax benefits. 2010 is the only taxable year that is open to examination by the major taxing jurisdictions to which the Company is subject.

Note G.  Major Customers

The Company's producing oil and natural gas properties are located in Texas and North Dakota.  At December 31, 2010, substantially all of the Company’s oil production was sold primarily to one oil purchaser.  Similarly, substantially all of the Company’s natural gas was sold to one gas purchaser.  The Company is of the opinion that the loss of any one purchaser would not have a material adverse effect on the ability of the Company to sell its oil and natural gas production as such production can be sold to other purchasers.

Note H.  Related Party Transactions

XOG. XOG is currently contracted to operate the existing wells currently held by the Company in the Permian Basin region. XOG historically performed this service for Geronimo and CLW. XOG, Geronimo and CLW hold a combined majority stock position in the Company and these companies are considered related parties to the Company. As a result, accounts receivable and accounts payable due from/to XOG are classified as accounts receivable and payables due from/to a related party.

Overriding Royalty and Royalty Interests.  In some instances, the XOG Group may hold overriding royalty and royalty interests (“ORRI”) in wells acquired by the Company. All revenues and expenses presented herein are net of any ORRI effects.

XOG Group Acquisitions.The Company has made significant acquisitions of oil and gas properties from the XOG Group as discussed in Note A.

Note I.  Commitments and Contingencies

Employment Agreements. The Company’s contractual obligations related to its employment agreements with executive officers for the years ending December 31 are as follows:

2011	$540,000
2012	540,000
2013	540,000
2014	180,000
Total	$1,800,000

Operating Leases.The Company leases its 4,092 square foot primary office facilities in Scottsdale, Arizona under a non-cancellable operating lease agreement, dated September 30, 2010, for a 66-month term.  The lease provides for no lease payments during the first six months and a reduced square footage charge for the first year.  The initial rental is $23.00 per square foot, beginning February 1, 2011, and increasing $.50 per square foot annually thereafter.  For the year ended December 31, 2010, the Company recorded imputed lease expense of $14,495.

At December 31, 2010, the future minimum lease commitments under the non-cancellable operating leases for each of the next five years ending December 31 and thereafter are as follows:

2011	$47,004
2012	90,518
2013	97,356
2014	99,402
2015	101,448
Thereafter	42,625
Total	$478,353

Drilling Commitments.At December 31, 2010, the Company had 23 oil and natural gas wells in various stages of drilling and completion of which the balance of the Company commitments was estimated to be approximately $786,000.

Note J.  Subsequent Events

On February 1, 2011, the Company closed a private placement offering raising proceeds of $15,406,755 through the issuance of (i) 4,401,930 shares of common stock at a price of $3.50 per share and (ii) 2 series of five-year warrants each exercisable into 1,100,482 shares of common stock at exercise prices of $5.00 and $6.50 per share, respectively, subject to certain adjustments.  The Company also issued to the placement agents warrants to purchase up to 220,097 shares of common stock, the terms and exercise price of which will be determined at a later date.  The shares and warrants were sold to certain accredited investors.  Subject to certain conditions, the Company has the right to call for the exercise of such warrants.  The Company incurred costs of $1.2 million in connection with this offering.

In connection with the February 1, 2011 private placement offering, the Company granted to the investors registration rights pursuant to a Registration Rights Agreement, dated February 1, 2011, in which the Company agreed to register all of the related private placement common shares and warrants within thirty (30) calendar days after February 1, 2011, and use its best efforts to have the registration statement declared effective within one hundred twenty (120) calendar days.  Upon the Company’s failure to comply with the terms of the Registration Rights Agreement and certain other conditions, the Company will be required to pay to each investor an amount in common stock equal to one percent (1%) per month of the aggregate purchase price paid by such investor, up to 6% of the aggregate stock purchase price.  As the Company did not register the shares within thirty calendar days of February 1, 2011, they are required to pay in common stock 1% of the aggregate purchase price.

On February 11, 2011, the Company entered into an agreement with Geronimo to acquire certain oil and natural gas properties located in Texas, Oklahoma and Arkansas for $7,000,000 cash.  The acquisition will be accounted for as a transaction under common control and accordingly, the Company will record the assets and liabilities acquired from Geronimo at their historical carrying values and no goodwill or other intangible assets will be recognized. In addition, the historical assets, liabilities and operations of these properties will be included in future consolidated financial statements of the Company on a retrospective basis.

On March 1, 2011, the Company entered into a Purchase of Partial Leaseholds Agreement with Geronimo, whereby the Company purchased certain mineral rights leaseholds held on properties in the Bakken Shale Formation in North Dakota (the “Bakken Properties”). In consideration for the Bakken Properties the Company paid Geronimo $3,000,000 and issued 883,607 shares of common stock.  The acquisition of the Bakken Properties from Geronimo was a transaction under common control and accordingly, the Company recognized the assets and liabilities acquired at their historical carrying values and no goodwill or other intangible assets were recognized.In addition, the historical assets, liabilities and operations of the Bakken Properties will be included in future consolidated financial statements of the Company on a retrospective basis.

American Standard Energy Corp.
Unaudited Supplementary Information

Costs Incurred

Costs incurred for oil and natural gas producing activities during the year ended December 31, 2010 and 2009 was as follows:
	2010	2009

Unproved property acquisition costs	$3,390,687	$1,153,275
Exploration	5,787,926	930,236
Development	3,985,701	-

Total	$13,164,314	$2,083,511

Reserve Quantity Information

The following information represents estimates of the proved reserves as of December 31, 2010 and 2009.  The Company’s proved reserves as of December 31, 2010 and 2009 have been prepared and presented under new SEC rules. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserves estimates using revised reserve definitions and revised pricing based on a 12-month unweighted average of the first-day-of-the-month pricing. The previous rules required that reserve estimates be calculated using last-day-of-the-period pricing.

The following table summarizes the average prices utilized in the reserve estimates for 2010 and 2009 as adjusted for location, grade and quality:
	As of December 31,
	2010	2009

Prices utilized in the reserve estimates:
Texas oil and natural gas properties
Oil per Bbl(a)	$75.43	57.16
Gas per MCF(b)	$6.38	5.81
North Dakota oil and natural gas properties
Oil per Bbl(a)	$70.82	51.02
Gas per MCF(b)	$4.39	3.66

a)
The pricing used to estimate our 2010 and 2009 reserves was based on a 12-month unweighted average first-day-of-the-month West Texas Intermediate posted price as adjusted for location, grade and quality.

b)	The pricing used to estimate our 2010 and 2009 reserves was based on a 12-month unweighted average first-day-of-the-month Henry Hub spot price as adjusted for location, grade and quality.

The SEC has released only limited interpretive guidance regarding reporting of reserve estimates under the new rules and may not issue further interpretive guidance on the new rules. Accordingly, while the estimates of the proved reserves and related estimated discounted future net cash flows at December 31,2010 and 2009 included in this report have been prepared based on what we and our independent reserve engineer believe to be reasonable interpretations of the new SEC rules, those estimates could differ materially from any estimates prepared applying more specific SEC interpretive guidance.

The Company’s proved oil and natural gas reserves are located primarily in the Permian Basin of West Texas and in the Bakken Shale formation located primarily in North Dakota. The estimates of the proved reserves at December 31, 2010 and 2009 are based on reports prepared by an independent petroleum engineer. Proved reserves were estimated in accordance with the guidelines established by the SEC and the FASB.

Oil and natural gas reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment.

Results of subsequent drilling, testing and production may cause either upward or downward revision of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of currently producing oil and natural gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.

The following table provides a roll forward of the total net proved reserves for the years ended December 31, 2010 and 2009, as well as disclosure of proved developed and proved undevelopedreserves at December 31, 2010 and 2009.

	Oil	Natural Gas	Total
	(Bbls)	(Mcf)	(Boe)
Total Proved Reserves:
Balance, January 1, 2010	528,816	1,716,744	814,940
Revisions	149,687	978,518	312,774
Discoveries	109,426	15,370	111,988
Production	(15,199)	(36,202)	(21,233)

Balance, December 31, 2010	772,730	2,674,430	1,218,469

Proved developed reserves	306,642	1,058,893	483,124
Proved undeveloped reserves	466,088	1,615,537	735,345

Total proven reserves	772,730	2,674,430	1,218,469

Total Proved Reserves:
Balance, January 1, 2009	110,879	388,595	175,645
Revisions	415,547	1,363,810	642,849
Discoveries	12,166	4,016	12,835
Production	(9,776)	(39,677)	(16,389)

Balance, December 31, 2009	528,816	1,716,744	814,940

Proved developed reserves	68,270	335,107	124,121
Proved undeveloped reserves	460,546	1,381,637	690,819

Total proven reserves	528,816	1,716,744	814,940

As of December 31, 2010 and 2009, the Company had booked proved undeveloped (“PUD”) reserves associated with 8 gross (6.2 net) and 8 gross (8 net) drilling locations, respectively, representing 735,345 BOE and 690,819 BOE, respectively.  During 2010, the Company drilled 2 of the December 31, 2009 PUD locations.  Additionally, due to drilling in the Eagle Ford Shale, an additional 2 gross (0.2 net) wells were booked at December 31, 2010.

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows is computed by applying at December 31, 2009 the 12-month unweighted average of the first-day-of-the-month pricing for oil and natural gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and natural gas reserves less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows.

Future income taxes are calculated by comparing undiscounted future cash flows to the tax basis of oil and natural gas properties plus available carry forwards and credits and applying the current tax rates to the difference.

Discounted future cash flow estimates like those shown herein are not intended to represent estimates of the fair value of oil and natural gas properties. Estimates of fair value would also consider probable and possible reserves, anticipated future oil and natural gas prices, interest rates, changes in development and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair value is necessarily subjective and imprecise.

The following table provides the standardized measure of discounted future net cash flows at December 31, 2010 and 2009:

	2010	2009

Future production revenues	$75,085,273	$40,135,938
Future costs:
Production	(18,205,035)	(18,710,483)
Development	(8,100,000)	(11,890,000)
Income taxes	(11,733,060)	(3,081,950)
10% annual discount factor	(18,571,257)	(4,386,985)

Standardized measure of discounted cash flows	$18,475,921	$2,066,520

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table provides a roll forward of the standardized measure of discounted future net cash flows for the years ended December 31, 2010 and 2009:

	2010	2009
Increase (decrease):
Extensions and discoveries	$4,109,848	$352,041
Net changes in sales prices and production costs	5,448,903	(4,888,092)
Oil and gas sales, net of production costs	(614,638)	(414,176)
Change in estimated future development costs	1,871,994	(8,889,048)
Revision of quantity estimates	8,631,334	15,803,564
Changes in income taxes	(4,273,040)	(978,227)
Accretion of discount	206,653	71,180
Changes in production rates, timing and other	1,028,347	297,477

Net increase	16,409,401	1,354,719
Standardized measure of discounted future cash flows:
Beginning of year	2,066,520	711,801

End of year	$18,475,921	$2,066,520