Form 10-K/A
period 2010-12-31
American Standard Energy Corp.
filed 2011-03-22
CIK 1349976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

On Friday March 18, 2011 American Standard Energy Corp. (the “Company”) filed its 10K Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010.  That 10K filing was inadvertently submitted without a signature affixed to the report of independent registered public accounting firm.  This Amendment amends the initial filing by adding the signature to the report of independent registered public accounting firm. Additionally, Exhibit 23.1 has been included with this filing. There are no additional changes.

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

On May 1, 2010, the XOG Group separated certain oil and gas properties from their operations and contributed them to ASEC in return for 80% of the common stock of ASEC.  The acquisition of the oil and natural gas properties from the XOG Group was a transaction under common control and accordingly, ASEC recognized the assets and liabilities acquired from the XOG Group at their historical carrying values and no goodwill or other intangible assets were recognized.

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

Overview

The Company’s wholly-owned subsidiary ASEC was formed for the original purpose of acquiring the oil and natural gas properties from the XOG Group and making capital investments in acreage acquisitions and working interests in existing or planned hydrocarbon production with a special focus on productive oil and natural gas prospects.  ASEC’s current focus will be on acquiring and developing additional assets within the Permian, Bakken, and Eagle Ford regions.   Notwithstanding this initial focus, ASEC will pursue the acquisition of property and assets within other geographic areas that meet our general investment guidelines and targets.

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

To achieve profitable operations in the future, we must, alone or with others, successfully manage the factors stated above, as well as continue to develop ways to enhance our production efforts.  Despite our best efforts, we may not be successful in our exploration or development efforts, or obtain required regulatory approvals.  There is a possibility that some of our wells may never produce oil or natural gas.

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

ASEC controls the rights to mineral leases covering approximately 11,400 net acres in the following three primary prospect areas. Within each area drilling has commenced:

❖
6,000 net acres targeting the Bakken and Spanish Three Forks Shale Formations in North Dakota.  ASEC’s working interest in the Bakken range from less than 1% to 100%.  The Company’s Bakken working interests range from .5% to 100% with the median average per well working interest at or below 5%.  ASEC’s holdings are located in Montrail, Dunn, Billings, Burke, McKenzie, and Williams Countries.

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

Reserves

The Company's proved oil and natural gas reserves are all located in the United States, primarily in the Permian Basin of West Texas and the Williston Basin of North Dakota. ASEC completed its most recent reservoir engineering calculation as of December 31, 2010.  The estimates of proved reserves at December 31, 2010 are based on reports prepared by Bryant Mook& Associates (the “Engineering Reports”) which are incorporated herein as Exhibit 23.1. and The estimates of proved reserves at December 31, 2009 are based on reports prepared by Williamson Petroleum Consultants (the “Williamson Reports”) for the Texas properties and reports prepared by Bryant Mook& Associates for the North Dakota properties which are incorporated herein as Exhibits 23.1, 23.2 and 23.3 respectively. Proved reserves were estimated in accordance with the guidelines established by the SEC and the FASB.  Tables summarizing the results of our most recent reserve report are included under the heading “Unaudited Supplementary Information” to our consolidated financial statements included later in this report.

The following table provides a roll forward of the total proved reserves for the years ended December 31, 2010 and 2009, as well as proved developed and proved undeveloped reserves at the end of each respective year. Oil volumes are expressed in Bbls and natural gas volumes are expressed in Mcf.

	2010			2009
		Natural			Natural
	Oil	Gas	Total	Oil	Gas	Total
	(Bbls)	(Mcf)	(Boe)	(Bbls)	(Mcf)	(Boe)
Total Proved Reserves:
Balance, January 1	528,816	1,716,744	814,940	110,879	388,595	175,645
Revisions of previous estimates	149,687	978,518	312,774	415,547	1,363,810	642,849
Discoveries	109,426	15,370	111,988	12,166	4,016	12,835
Production	(15,199)	(36,202)	(21,233)	(9,776)	(39,677)	(16,389)

Balance, December 31	772,730	2,674,430	1,218,469	528,816	1,716,744	814,940

Proved Developed Reserves	306,642	1,058,893	483,124	68,270	335,107	124,121
Proved Undeveloped Reserves	466,088	1,615,537	735,345	460,546	1,381,637	690,819
Total Proven Reserves	772,730	2,674,430	1,218,469	528,816	1,716,744	814,940

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

Productive Wells

The following table summarizes gross and net productive oil wells by state as of Dec 31, 2010.  A net well represents our percentage ownership of a gross well.  The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flowback subsequent to fracture stimulation.

	As of December 31, 2010
	Gross	Net
Texas	9	9.00
North Dakota	23	.27
Total	32	9.27

Dry Holes

For the years ended December 31, 2010 and 2009, we experienced no dry holes.

Drilling Activity

On May 1, 2010 the XOG Group contributed 7 gross (7 net) producing wells which are located in the Permian Basin and which ASEC holds the majority working interests.  These leases contain an estimated 1,096,000 barrels of oil equivalents (Boe) of proven oil and gas reserves, based on our 2010 engineering reports.

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

Holders

As of December31, 2010, there are 28,343,905 shares of common stock are issued and outstanding.  There are approximately 173 record shareholders of our common stock.

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

Crude oil comprised 63.4% of ASEC’s 1.22 million barrels of equivalent oil of estimated net proved reserves at December 31, 2010, and 71.6% of the Company’s 21.2 thousand barrels of equivalent of oil production for the year ended December 31, 2010. The Company does not seek to operate the wells in which it owns an interest; instead, the Company exclusively looks to partner with experienced operators that are familiar with the respective geological formations in which ASEC owns mineral interests. By partnering with established operators, ASEC is able to more effectively manage the cost of operations and maintain a lean cost model.

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

Founders Stock.  On April 13, 2010, the Company issued 1,887,755 shares of its common stock to non-management individuals valued at $1.47 per share and recorded non-cash stock compensation expense of $2,775,000 for the year ended December 31, 2010.

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

April Private Placement.  On April 20, 2010, the Company sold to accredited investors 1,591,842 shares of common stock for cash of $2,340,008.

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

October Private Placement.  On October 20, 2010, the Company closed a private placement offering raising proceeds of $3,034,900, net of offering cost, through the sale of 452,830 shares of the Company's common stock at a price of $2.65 per share and the issuance and exercise of four-month warrants exercisable into 679,245 shares of common stock at an exercise price of $2.75 per share.  The shares and warrants were acquired by two accredited investors.  All of the warrants were exercised in 2010.  The Company incurred costs of $33,022 related to this offering.

December Private Placement.  On December 23, 2010, the Company closed a private placement offering raising proceeds of $1,557,698, which were received in January 2011, through the sale of 230,770 shares of the Company’s common stock at a price of $3.25 per share and the issuance and exercise of four-month warrants exercisable into 230,770 shares of common stock at an exercise price of $3.50 per share.  The shares and warrants were sold to an accredited investor.  All of the warrants were exercised in 2010.

February Private Placement.  On February 1, 2011, the Company closed on a private placement offering raising proceeds of $15,406,755 through the issuance of (i) 4,401,930 shares of our common stock at a price of $3.50 per share and (ii) 2 series of five-year warrants each exercisable into 1,100,482 shares of common stock at exercise prices of $5.00 and $6.50 per share, respectively, subject to certain adjustments.  The Company also issued to the placement agents warrants to purchase up to 220,097 shares of common stock, the terms and exercise price of which will be determined at a later date.  The shares and warrants were sold to certain accredited investors.  Subject to certain conditions, the Company has the right to call for the exercise of such warrants.

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

Acquisition of Bakken Properties.  On December 1, 2010, the Company entered into a Purchase of Partial Leaseholds Agreement with Geronimo, dated December 1, 2010, whereby the Company purchased certain mineral rights leaseholds held on properties in the Bakken Shale Formation in North Dakota (the “Bakken Properties”). In consideration for the Bakken Properties the Company paid Geronimo $500,000 and issued 1,200,000 shares of common stock.  The acquisition of the Bakken Properties from Geronimo was a transaction under common control and accordingly, the Company recognized the assets and liabilities acquired from Geronimo at their historical carrying values and no goodwill or other intangible assets were recognized.

Acquisition of Permian Properties.  On February 10, 2011, the Company entered into a Purchase of Partial Leaseholds Agreement with Geronimo, dated February 10, 2011, whereby the Company purchased certain working interests in 36 gross wells, or 13.1 net wells on leasehold properties in West Texas, New Mexico, Oklahoma, and Arkansas (“the Producing Properties”). In consideration for the Producing Properties the Company paid Geronimo $7,000,000.  The acquisition of the Producing Properties from Geronimo was a transaction under common control and accordingly, the Company recognized the assets and liabilities acquired from Geronimo at their historical carrying values and no goodwill or other intangible assets were recognized.

Acquisition of Bakken Acreage.  On March 1, 2011, the Company entered into a Purchase of Partial Leaseholds Agreement with Geronimo, dated February 28, 2011, whereby the Company purchased certain mineral rights leaseholds held on properties in the Bakken Shale Formation in North Dakota (the “Bakken Properties”). In consideration for the Bakken Properties the Company paid Geronimo $3,000,000 and issued 883,607 shares of common stock.  The acquisition of the Bakken Properties from Geronimo was a transaction under common control and accordingly, the Company recognized the assets and liabilities acquired from Geronimo at their historical carrying values and no goodwill or other intangible assets were recognized.

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

Production expenses.  Lease operating expenses for the year ended December 31, 2010 increased $347,195 (97%) to $705,065, compared to $357,870 for the year ended December 31, 2009. The increase in lease operating expenses was primarily due to newly developed wells, as well as well repair costs incurred during the year ended December 31, 2010.

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

Oil and natural gas properties. The Company’s costs incurred for oil and natural gas properties during the year ended December 31, 2010 and 2009 totaled $13,164,314 and $2,083,511, respectively. The 2010 costs related primarily to purchases of additional Bakken leases and drilling in the Permian and South Texas leases. The 2009 costs related primarily to purchases of Bakken undeveloped leases, the drilling of four Bakken wells, and the drilling of one South Texas well.

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

Operating Leases. The Company leases its 4,092 square foot primary office facilities in Scottsdale, Arizona under a non-cancellable operating lease agreement, dated September 30, 2010, for a 66-month term.  The lease provides for no lease payments during the first six months and a reduced square footage charge for the first year.  The initial rental is $23.00 per square foot, beginning February 1, 2011, and increasing $.50 per square foot annually thereafter.  For the year ended December 31, 2010, the Company recorded imputed lease expense of $14,495.

At December 31, 2010, the future minimum lease commitments under the non-cancellable operating leases for each of the next five years ending December 31 and thereafter are as follows:

2011	$47,004
2012	90,518
2013	97,356
2014	99,402
2015	101,448
Thereafter	42,625
Total	$478,353

Capital resources. The Company’s primary sources of liquidity during 2010 have been cash flows generated from proceeds from the Company’s private placement offerings of its common stock and exercise of warrants from which cash proceeds of $5,374,907 were generated.  We believe that funds from our cash flows and any financing under a credit facility or proceeds from a stock offering should be sufficient to meet both our short-term working capital requirements and our 2011 capital expenditure plans.

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

The Final Rule permits the use of new technologies to determine proved reserves estimates if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volume estimates. The Final Rule also allows, but does not require, companies to disclose their probable and possible reserves to investors in documents filed with the SEC. In addition, the new disclosure requirements require companies to: (i) report the independence and qualifications of its reserves preparer or auditor; (ii) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit; and (iii) report oil and natural gas reserves using an average price based upon the prior 12-month period rather than a year-end price. The Final Rule became effective for fiscal years ending on or after December 31, 2009.

Fair Value.  In January 2010, the FASB issued an update to the Fair Value Topic, which enhances the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. This guidance was adopted effective January 1, 2010, and did not have a significant impact on accompanying financial statements.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based on that evaluation, our principal executive officer and principal financial officer have concluded that, because of the material weakness described below, as of December 31, 2010, our disclosure controls and procedures, as defined in Rule 13a-15(e), were ineffective to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including those controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including our chief executive officer and chief financial officer as appropriate to allow timely discussions regarding required disclosures.

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

A material weakness is defined by the SEC Rule 1-02(4) as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Preferred Stock.  Our board of directors has the authority, within the limitations and restrictions in our amended articles of incorporation, to issue 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of any series, without further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in our control without further action by the stockholders. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of our common stock, including voting rights, of the holders of our common stock. In some circumstances, this issuance could have the effect of decreasing the market price of our common stock. We currently have no plans to issue any shares of preferred stock.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

/s/ BDO USA, LLP
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

Prior to the Company’s acquisition of the Acquired Properties, the XOG Group provided corporate and administrative functions to the Acquired Properties including executive management, oil and gas property management, information technology, tax, insurance, accounting, legal and treasury services. The costs of such services were allocated to the Acquired Properties based on the most relevant allocation method to the service provided, primarily based on relative net book value of assets. Management believes such allocations are reasonable; however, they may not be indicative of the actual expense that would have been incurred had the Acquired Properties been operating as a separate entity for all of the periods presented. The charges for these functions are included in general and administrative expenses for all periods presented.

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

Oil and Gas Sales Receivable

The Company sells its oil and natural gas production to purchasers generally on an unsecured basis. Allowances for doubtful accounts are determined based on management's assessment of the creditworthiness of the purchaser. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts will be generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. Management concluded that no allowance for doubtful accounts was necessary at December 31, 2010 and 2009.

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

Oil and Natural Gas Sales and Imbalances

Oil and natural gas revenues are recorded at the time of delivery of such products to pipelines for the account of the purchaser or at the time of physical transfer of such products to the purchaser. The Company follows the sales method of accounting for oil and natural gas sales, recognizing revenues based on the Company's share of actual proceeds from the oil and natural gas sold to purchasers. Oil and natural gas imbalances are generated on properties for which two or more owners have the right to take production "in-kind" and in doing so take more or less than their respective entitled percentage. For the years ended December 31, 2010 and 2009, the Company did not have any oil and natural gas imbalances.

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

General and Administrative Expense

In addition to general and administrative (“G&A”) costs incurred directly by the Company, the accompanying financial statements include an allocated portion of the actual costs incurred by the XOG Group for general and administrative (“G&A”) expenses. The amounts allocated to the properties are for the period prior to ownership by ASEC.  These allocated costs are intended to provide the reader with a reasonable approximation of what historical administrative costs would have been related to the Acquired Properties had the Acquired Properties existed as a stand-alone company.

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

Related to the properties acquired from Geronimo on December 1, 2010, the Company received a step-up in tax basis to fair market value.  The deferred tax asset associated with the excess of tax basis over book basis of $1,090,000 and the related valuation allowance have been recorded to additional paid-in capital.

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

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between two willing parties. The carrying amount of cash, oil and gas sales receivable, stock subscription receivable, other current assets, accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

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

Weighted-average number of shares for the years ended December 31, 2010 and 2009 was computed on a pro forma basis as if the 17,526,526 common shares issued to the XOG Group and Geronimo in connection with the Company’s acquisition of the Acquired Properties were issued and outstanding for all periods presented.

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

The Final Rule permits the use of new technologies to determine proved reserves estimates if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volume estimates. The Final Rule also allows, but does not require, companies to disclose their probable and possible reserves to investors in documents filed with the SEC. In addition, the new disclosure requirements require companies to: (i) report the independence and qualifications of its reserves preparer or auditor; (ii) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit; and (iii) report oil and natural gas reserves using an average price based upon the prior 12-month period rather than a year-end price. The Final Rule became effective for fiscal years ending on or after December 31, 2009.

Fair Value.  In January 2010, the FASB issued an update to the Fair Value Topic, which enhances the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. This guidance was adopted effective January 1, 2010, and did not have a significant impact on accompanying financial statements.

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

Equity Incentive Plan

On April 15, 2010, the Company’s Board of Directors approved the 2010 Equity Incentive Plan which authorized the issuance of up to 6,000,000 common stock options. As part of managements’ employment agreements,1,850,000 options were issued on April 15, 2010. The exercise price of the options is $1.50 and the options vest over 52 months.  These options have a ten year life and had a grant date fair value of $1.03 per share.  None of these options were exercisable as of December 31, 2010.  For the year ended December 31, 2010, the Company has recorded non-cash stock compensation expense of $321,784 related to the amortization of the fair value of these options which is included in general and administrative expenses.  As part of managements’ employment agreements, management will receive at least 2,600,000 stock options per year over the four year employment term.

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

Note E.   Disclosures About Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis in the Company's consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

Impairments of Long-Lived Assets. The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company reviews its oil and natural gas properties by amortization base or by individual well for those wells not constituting part of an amortization base. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value (discounted future cash flows) of the properties is recognized at that time. Estimating future cash flows involves the use of judgments, including estimation of the proved and unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs.

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

XOG Group Acquisitions. The Company has made significant acquisitions of oil and gas properties from the XOG Group as discussed in Note A.

Note I.  Commitments and Contingencies

Employment Agreements. The Company’s contractual obligations related to its employment agreements with executive officers for the years ending December 31 are as follows:

2011	$540,000
2012	540,000
2013	540,000
2014	180,000
Total	$1,800,000

Operating Leases. The Company leases its 4,092 square foot primary office facilities in Scottsdale, Arizona under a non-cancellable operating lease agreement, dated September 30, 2010, for a 66-month term.  The lease provides for no lease payments during the first six months and a reduced square footage charge for the first year.  The initial rental is $23.00 per square foot, beginning February 1, 2011, and increasing $.50 per square foot annually thereafter.  For the year ended December 31, 2010, the Company recorded imputed lease expense of $14,495.

At December 31, 2010, the future minimum lease commitments under the non-cancellable operating leases for each of the next five years ending December 31 and thereafter are as follows:

2011	$47,004
2012	90,518
2013	97,356
2014	99,402
2015	101,448
Thereafter	42,625
Total	$478,353

Drilling Commitments. At December 31, 2010, the Company had 23 oil and natural gas wells in various stages of drilling and completion of which the balance of the Company commitments was estimated to be approximately $786,000.

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

On March 1, 2011, the Company entered into a Purchase of Partial Leaseholds Agreement with Geronimo, whereby the Company purchased certain mineral rights leaseholds held on properties in the Bakken Shale Formation in North Dakota (the “Bakken Properties”). In consideration for the Bakken Properties the Company paid Geronimo $3,000,000 and issued 883,607 shares of common stock.  The acquisition of the Bakken Properties from Geronimo was a transaction under common control and accordingly, the Company recognized the assets and liabilities acquired at their historical carrying values and no goodwill or other intangible assets were recognized. In addition, the historical assets, liabilities and operations of the Bakken Properties will be included in future consolidated financial statements of the Company on a retrospective basis.

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

The following table provides a roll forward of the total net proved reserves for the years ended December 31, 2010 and 2009, as well as disclosure of proved developed and proved undeveloped reserves at December 31, 2010 and 2009.

	Oil	Natural Gas	Total
	(Bbls)	(Mcf)	(Boe)
Total Proved Reserves:
Balance, January 1, 2010	528,816	1,716,744	814,940
Revisions	149,687	978,518	312,774
Discoveries	109,426	15,370	111,988
Production	(15,199)	(36,202)	(21,233

Balance, December 31, 2010	772,730	2,674,430	1,218,469

Proved developed reserves	306,642	1,058,893	483,124
Proved undeveloped reserves	466,088	1,615,537	735,345

Total proven reserves	772,730	2,674,430	1,218,469

Total Proved Reserves:
Balance, January 1, 2009	110,879	388,595	175,645
Revisions	415,547	1,363,810	642,849
Discoveries	12,166	4,016	12,835
Production	(9,776)	(39,677)	(16,389

Balance, December 31, 2009	528,816	1,716,744	814,940

Proved developed reserves	68,270	335,107	124,121
Proved undeveloped reserves	460,546	1,381,637	690,819

Total proven reserves	528,816	1,716,744	814,940

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