Form 10-Q
period 2011-03-31
American Standard Energy Corp.
filed 2011-05-23
CIK 1349976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-12697

AMERICAN STANDARD ENERGY CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2791397
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4800 North Scottsdale Road, Suite 1400
Scottsdale, Arizona 85251
(Address of Principal Executive Office)

Registrant’s Telephone Number, Including Area Code: (480) 371-1929

N/A
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 20, 2011, there were 37,326,447 shares of common stock, $.001 no par value, outstanding.

Item 1. Financial Statements
American Standard Energy Corp. and Subsidiary
Consolidated Balance Sheets (Unaudited)
March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010

Current assets:
Cash and cash equivalents	$18,380,606	$519,996
Oil and gas sales receivables - related parties, net	1,493,791	89,630
Oil and gas sales receivables, net	361,937	701,754
Stock subsriptions receivable	1,912,063	1,557,698
Other Current Assets	-	7,850
Total current assets	22,148,397	2,876,928

Oil and natural gas properties, net, successful efforts method
Proved	30,524,219	29,983,274
Drilling in progress	1,745,831	1,431,790
Unproved	10,805,064	8,522,564
Accumulated depletion and depreciation	(10,647,174)	(10,044,746)
Total oil and natural gas properties, net	32,427,940	29,892,882

Other assets	29,169	29,670

Total assets	$54,605,506	$32,799,480

Current liabilities:
Accounts payable - trade	$187,411	$925,654
Accounts payable - related parties	2,047,691	2,856,312
Accrued liabilities-related parties	-	1,708,695
Accrued liabilities	329,122	-
Total current liabilities	2,564,224	5,490,661

Asset retirement obligations	246,797	242,632
Total Liabilities	2,811,021	5,733,293

Stockholders' Equity:
Common stock, $.001 par value	37,327	28,344
Net investment	-	13,888,925
Additional paid-in capital	58,923,437	19,557,353
Accumulated deficit	(7,166,279)	(6,408,435)
Total stockholders' equity	51,794,485	27,066,187

Total liabilities and stockholders' equity	$54,605,506	$32,799,480

The accompanying notes are an integral part of these consolidated financial statements.

American Standard Energy Corp. and Subsidiary
Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010

Operating revenues
Total oil & natural gas revenues	$2,388,493	$1,841,918

Operating costs and expenses:
Oil and natural gas production expenses	807,344	448,975
Exploration expense	-	247,463
General and administrative	1,725,638	141,284
Depreciation, depletion and amortization	609,190	376,946
Accretion of asset retirement obligations	4,165	3,902

Total operating costs and expenses	3,146,337	1,218,570

Income (loss) from operations	(757,844)	623,348

Income tax benefit (expense)	-	-

Net income (loss)	$(757,844)	$623,348

Income (loss) per share - basic and diluted	$(0.02)	$0.03
Weighted average common shares outstanding, basic and diluted	32,154,300	21,950,423

The accompanying notes are an integral part of these consolidated financial statements.

American Standard Energy Corp. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(757,844)	$623,348
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	609,190	376,946
Exploration expenses	-	247,463
Accretion of asset retirement obligations	4,165	3,902
Non-cash stock compensation expense	564,721	-
Changes in operating assets and liabilities:
Oil and gas sales receivable	(2,054,017)	(182,086)
Other current assets	7,850	-
Accounts payable and accrued liabilities	30,802	(130,090)

Net cash (used in) provided by operating activities	(1,595,133)	939,483

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property additions	(6,454,426)	(2,930,385)

Net cash used in investing activities	(6,454,426)	(2,930,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from changes in predecessor parent equity	-	1,990,902
Cash payment to Geronimo - deemed distribution	(10,000,000)	-
Proceeds from the sale of stock , net	34,352,471	-
Proceeds from receipt of stock subscription	1,557,698	-

Net cash provided by financing activities	25,910,169	1,990,902

Net increase in cash and cash equivalents	17,860,610	-

Cash and cash equivalents at beginning of period	519,996	-

Cash and cash equivalents at end of period	$18,380,606	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock subscription receivable	$1,912,063	$-
Additions and revisions to asset retirement cost and related obligation	$-	$(76)
Deemed contribution for properties acquired	$1,257,000	$-
Shares issued for acquisition of properties	$5,787,626	$-
Deemed distribution for acquisition of properties	$641,701	$-
Deemed distribution for working capital not acquired in property acquisitions	$688,050	$-

The accompanying notes are an integral part of these consolidated financial statements.

American Standard Energy Corp. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and December 31, 2010

Note A. Organization and Basis of Presentation

American Standard Energy Corp. (“ASEC” or the “Company”) was incorporated on April 2, 2010 for the purposes of acquiring certain oil and gas properties  from Geronimo Holding Corporation (“Geronimo”), XOG Operating, LLC (“XOG”) and CLW South Texas 2008, LP (“CLW”) (collectively, the "XOG Group").  Randall Capps is the sole owner of XOG and Geronimo, and the majority owner of CLW.  ASEC's principal business is the acquisition, development and exploration of oil and natural gas properties primarily in the Permian Basin of west Texas and eastern New Mexico, the Eagle Ford Shale formation of South Texas, the Bakken Shale formation in North Dakota and certain other oil and natural gas properties in Arkansas and Oklahoma.

Uncle Al’s Famous Hot Dogs & Grille, Inc. (“FDOG”) was incorporated as National Franchise Directors, Inc., under the laws of the State of Delaware on March 4, 2005.  On October 1, 2010, FDOG entered into a Share Exchange Agreement (the “Agreement”), dated October 1, 2010, with its then controlling shareholder and American Standard Energy Corp., a Nevada Corporation, a privately-held oil exploration and production company owned substantially by the XOG Group.  Pursuant to the Agreement, FDOG (1) spun-off its franchise rights and related operations to its controlling shareholder in exchange for and cancellation of 25,000,000 shares of FDOG’s common stock and (2) acquired 100% of the outstanding shares of common stock of ASEC and additional consideration of $25,000 from the ASEC shareholders. In exchange for the ASEC stock and the additional consideration, the XOG Group was issued 22,000,000 shares of FDOG’s common stock representing approximately 86.1% of FDOG’s common stock on a fully diluted basis. As a result, ASEC acquired control of FDOG and the transaction was accounted for as a recapitalization with ASEC as the accounting acquirer of FDOG. Accordingly, as a result of the recapitalization, the financial statements of ASEC became the historical financial statements of FDOG. In connection with the Share Exchange Agreement, FDOG changed its name to American Standard Energy Corp.

A history of the Company’s property acquisitions from the XOG Group through March 31, 2011 is as follows:

•
Formation acquisition - On May 1, 2010, the XOG Group contributed certain developed and undeveloped oil and natural gas properties located in Texas and North Dakota (the “Formation Properties”) to the Company in exchange for 80% of the Company’s common stock. The exchange was accounted for as a transaction under common control and accordingly, the Company recognized the assets and liabilities acquired at their historical carrying values with no goodwill or other intangible assets recognized.  As a result, the historical assets, liabilities and operations of the Formation Properties are included in the accompanying consolidated financial statements retrospectively for all periods presented.

•
On December 1, 2010, the Company acquired certain developed and undeveloped oil and natural gas properties located in North Dakota (the “Bakken 1 Properties”) from Geronimo for $500,000 cash and 1,200,000 shares of the Company’s common stock valued at $3,960,000.  The acquisition was accounted for as a transaction under common control and accordingly, the Company recorded the assets and liabilities acquired from Geronimo at their historical carrying values.  As a result, the historical assets, liabilities and operations of the Bakken 1 Properties are included in the accompanying consolidated financial statements retrospectively for all periods presented.

•
On February 10, 2011, the Company acquired certain developed oil and natural gas properties located in Texas, Oklahoma and Arkansas (the “Group 1 & 2 Properties”) from Geronimo for $7,000,000 cash.  The acquisition was accounted for as a transaction under common control and accordingly, the Company recorded the assets and liabilities acquired from Geronimo at their historical carrying values.  As a result, the historical assets, liabilities and operations of the Group 1 & 2 Properties are included in the accompanying consolidated financial statements retrospectively for all periods presented.

•
On March 1, 2011, the Company acquired certain undeveloped mineral rights leaseholds held on properties in the Bakken Shale Formation in North Dakota (the “Bakken 2 Properties”) from Geronimo in exchange for $3,000,000 cash and the issuance of 883,607 shares of the Company’s common stock valued at $5,787,626.  The acquisition was accounted for as a transaction under common control and accordingly, the Company recorded the Bakken 2 Properties at their historical carrying values.  As a result, the historical cost basis of the Bakken 2 Properties is included in the accompanying consolidated financial statements from the period they were originally acquired by Geronimo.

As of March 31, 2011, all of the Company’s oil and gas properties have been acquired from the XOG Group and are collectively referred to as the “Acquired Properties”.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For the periods prior to the acquisition dates of the Acquired Properties, the financial statements have been prepared primarily on a “carve out” basis from the XOG Group’s combined financial statements or Geronimo’s financial statements using historical results of operations, assets and liabilities attributable to the Acquired Properties, including allocations of expenses from the XOG Group. This carve-out presentation basis reflects the fact that the Acquired Properties represented only a portion of the XOG Group and Geronimo and did not constitute separate legal entities. The consolidated financial statements including the carve outs may not be indicative of the Company’s future performance and may not reflect what its results of operations, financial position and cash flows would have been had the Company owned the Acquired Properties on a stand-alone basis during all of the periods presented. To the extent that an asset, liability, revenue or expense is directly associated with the Acquired Properties or the Company, it is reflected in the accompanying consolidated financial statements.

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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements for and as of the three months ended March 31, 2011 and 2010.

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

Impairment evaluation of proved and unproved oil and natural gas properties is subject to numerous uncertainties including, among others, estimates of future recoverable reserves, future prices, operating and development costs, and estimated cash flows.

Other significant estimates include, but are not limited to, the asset retirement costs and obligations, accrued revenue and expenses, and fair value of stock-based compensation.

Oil and Gas Sales Receivable

The Company sells its oil and natural gas production to purchasers generally on an unsecured basis. Allowances for doubtful accounts are determined based on management's assessment of the creditworthiness of the purchaser. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts will be generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. Management concluded that no allowance for doubtful accounts was necessary at March 31, 2011 and 2010.

Oil and Natural Gas Properties

The Company utilizes the successful efforts method of accounting for its oil and natural gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized, while nonproductive exploration costs are expensed. Capitalized acquisition costs relating to proved properties are depleted using the unit-of-production method based on total proved reserves. The depletion of capitalized exploratory drilling and development costs is based on the unit-of-production method using proved developed reserves on a well or field basis.

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

Costs of significant nonproducing properties, wells in the process of being drilled and development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined. These unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling plans, the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. Amounts capitalized to oil and natural gas properties excluded from depletion at March 31, 2011 and December 31, 2010 were $12,550,895 and $9,954,354 respectively.

Management of the Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets. In this circumstance, The Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.  During the three months ended March 31, 2011 and 2010, no impairments were recorded.

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

Oil and Natural Gas Sales and Imbalances

Oil and natural gas revenues are recorded at the time of delivery of such products to pipelines for the account of the purchaser or at the time of physical transfer of such products to the purchaser. The Company follows the sales method of accounting for oil and natural gas sales, recognizing revenues based on the Company's share of actual proceeds from the oil and natural gas sold to purchasers. Oil and natural gas imbalances are generated on properties for which two or more owners have the right to take production "in-kind" and in doing so take more or less than their respective entitled percentage. For the three months ended March 31, 2011 and 2010, the Company did not have any oil and natural gas imbalances.

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

In the view of management, the most accurate and transparent method of allocating G&A expenses is by using the historical cost basis of the Acquired Properties divided by the cost basis of the total oil and gas assets of the XOG Group.  Using this method, G&A expense allocated to the Acquired Properties for the three months ended March 31, 2011 and 2010, was approximately $36,129 and $141,284, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation at fair value in accordance with the provisions of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation”, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the consolidated statements of operations  pro ratably over the employee’s or non-employee’s requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is generally determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of the Company’s common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the three months ended March 31, 2011 and 2010. The Company provides compensation benefits to employees and non-employee directors under share-based payment arrangements, including various employee stock option plans. See Note C for further discussion of the Company’s stock-based compensation plans.

Income Taxes

Prior to the Company’s acquisition of the Acquired Properties, the Acquired Properties were part of pass-through entities for federal income tax purposes with taxes being the responsibility of the XOG Group owners.  As a result, the accompanying financial statements do not present any income tax liabilities or assets related to the Acquired Properties prior to the Company’s acquisition of the Acquired Properties.  Pro forma income taxes in the statements of operations for all periods presented reflect income tax expense or benefit resulting from income or losses before taxes, as if the Acquired Properties had been included in a C corporation prior to their acquisition by the Company.

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

Related to the properties acquired from Geronimo after December 1, 2010, the Company received a step-up in tax basis to fair market value.  The deferred tax asset associated with the excess of tax basis over book basis of $1,090,000 and the related valuation allowance have been recorded to additional paid-in capital

The Company evaluates uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax positions will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company had no uncertain tax positions that required recognition in the accompanying financial statements. Any interest or penalties would be recognized as a component of income tax expense.

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

Earnings (Loss) per Common Share

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

Weighted-average number of shares for the three months ended March 31, 2011 and 2010 was computed on a pro forma basis as if the 883,607 common shares issued to the XOG Group and Geronimo in connection with the Company’s acquisition of the Acquired Properties were issued and outstanding for all periods presented.

Recent Accounting Pronouncements

Oil and Natural Gas.   In September 2010, the FASB issued an update to the Oil and Gas Topic, which makes a technical correction regarding the accounting and disclosures for natural gas balancing arrangements. The topic amends prior guidance because the SEC staff has not taken a position on whether the entitlements method or sales method is preferable for natural gas-balancing arrangements that do not meet the definition of a derivative. With the entitlements method, sales revenue is recognized to the extent of each well partner's proportionate share of natural gas sold regardless of which partner sold the natural gas. Under the sales method, sales revenue is recognized for all natural gas sold by a partner even if the partner's ownership is less than 100% of the natural gas sold.

The Oil and Gas Topic update included an instruction that public companies must account for all significant natural gas imbalances consistently using one accounting method. Both the method and any significant amount of imbalances in units and value should be disclosed in regulatory filings. The accompanying financial statements account for all natural gas imbalances under the sales method and make all required disclosures. As of March 31, 2011 and 2010, there were no oil and natural gas imbalances.

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

The Final Rule permits the use of new technologies to determine proved reserves estimates if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volume estimates. The Final Rule also allows, but does not require, companies to disclose their probable and possible reserves to investors in documents filed with the SEC. In addition, the new disclosure requirements require companies to: (i) report the independence and qualifications of its reserves preparer or auditor; (ii) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit; and (iii) report oil and natural gas reserves using an average price based upon the prior 12-month period rather than a year-end price. The Final Rule became effective for fiscal years ending on or after December 31, 2010.

Fair Value.   In January 2010, the FASB issued an update to the Fair Value Topic, which enhances the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2010, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. This guidance was adopted effective January 1, 2010, and did not have a significant impact on accompanying financial statements.

Note C.  Stockholders' Equity

Founders Stock

On April 13, 2010, the Company issued 2,193,877 shares of its common stock to management.  These shares are restricted and vest over four years.  The Company valued these shares at $1.47 per share and recorded non-cash stock compensation expense of $201,563 related to the amortization of the fair value of these shares during the three months ended March 31, 2011.  Twenty percent (20%) of these shares have vested as of March 31, 2011.

Private Placements of Common Stock and Warrants

On October 1, 2010, the Company sold to accredited investors 1,591,842 shares of common stock for cash of $2,340,008.

On October 20, 2010, the Company closed a private placement offering raising gross proceeds of $3,067,922 through the sale of 452,830 shares of the Company's common stock at a price of $2.65 per share and the issuance and exercise of four-month warrants exercisable into 679,245 shares of common stock at an exercise price of $2.75 per share.  The shares and warrants were acquired by two accredited investors.  All of the warrants were exercised in 2010.  The Company incurred costs of $33,022 related to this offering.

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

On February 1, 2011, the Company closed a private placement offering raising gross proceeds of $15,406,755 through the issuance of (i) 4,401,930 shares of common stock at a price of $3.50 per share and (ii) 2 series of five-year warrants each exercisable into 1,100,482 shares of common stock at exercise prices of $5.00 and $6.50 per share, respectively, subject to certain adjustments.  The Company also issued to the placement agents warrants to purchase up to 220,097 shares of common stock, the terms and exercise price of which correspond to terms and conditions of warrants issued to investors in the private placement.  The shares and warrants were sold to certain accredited investors.  Subject to certain conditions, the Company has the right to call for the exercise of such warrants.  The Company incurred costs of $0.8 million in connection with this offering.

On March 31, 2011, the Company closed a private placement offering raising gross proceeds of $21,257,778 through the issuance of (i) 3,697,005 shares of common stock at a price of $5.75 per share and (ii) a five-year warrants exercisable into 1,848,502 shares of common stock at exercise prices of $9.00 per share, subject to certain adjustments.  The Company also issued to the placement agents warrants to purchase up to 96,957 shares of common stock at an exercise price of $9.00.  The shares and warrants were sold to certain accredited investors.  Subject to certain conditions, the Company has the right to call for the exercise of such warrants.  The Company incurred costs of $1.5 million in connection with this offering.

In connection with the February 1, 2011 private placement offering, the Company granted to the investors registration rights pursuant to a Registration Rights Agreement, dated February 1, 2011, in which the Company agreed to register all of the related private placement common shares and warrants within thirty (30) calendar days after February 1, 2011, and use its best efforts to have the registration statement declared effective within one hundred twenty (120) calendar days.  Upon the Company’s failure to comply with the terms of the Registration Rights Agreement and certain other conditions, the Company will be required to pay to each investor an amount in common stock equal to one percent (1%) per month of the aggregate purchase price paid by such investor, up to 6% of the aggregate stock purchase price.  As the Company did not register the shares within thirty calendar days of February 1, 2011, they are required to pay in common stock 1% of the aggregate purchase price.  For the three months ended March 31, 2011, the Company accrued $293,225 of delinquent registration fees which are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

Deferred Compensation Program

On April 15, 2010, the Company’s Board of Directors approved the 2010 Deferred Compensation Program. Under this plan, the President and CEO are entitled to receive a one-time retainer fee consisting of common stock options in lieu of salary through March 31, 2011. The total number of options granted under the plan was 1,600,000. The exercise price of the options is $1.50 and the options vest over 26.5 months.  These options have a ten year life and had a grant date fair value of $1.09 per share.  None of these options were exercisable as of March 31, 2011.  For the three months ended March 31, 2011 and 2010, the Company recorded non-cash stock compensation expense of $197,434 and $0, respectively, related to the amortization of the fair value of these options which is included in general and administrative expenses.

Equity Incentive Plan

On April 15, 2010, the Company’s Board of Directors approved the 2010 Equity Incentive Plan which authorized the issuance of up to 6,000,000 common stock options. As part of management’s employment agreements, 1,850,000 options were issued on April 15, 2010. The exercise price of the options was $1.50 and the options vest over 52 months.  These options have a ten year life and had a grant date fair value of $1.03 per share.  None of these options were exercised as of March 31, 2011.  For the three months ended March 31, 2011 and 2010, the Company recorded non-cash stock compensation expense of $126,237 and $0, respectively, related to the amortization of the fair value of these options which is included in general and administrative expenses.  As part of managements’ employment agreements, management will receive at least 2,600,000 stock options over the four year employment term.

On November 23, 2010, the Company granted 300,000 common stock options to its independent director.  The exercise price of the options is $2.70 and the options vest quarterly over 4 years.  These options have a ten year life and had a grant date fair value of $1.95 per share. For the three months ended March 31, 2011, the Company recorded non-cash stock compensation expense of $38,937 related to the amortization of the fair value of these options which is included in general and administrative expenses. None of these options were exercisable as of March 31, 2011.

The following table presents the future non-cash stock compensation expense for the Company’s outstanding restricted stock grants and stock options at March 31, 2011, which it expects to recognize during the vesting periods ending December 31:

2011	$1,662,327
2012	1,756,625
2013	1,361,757
2014	626,153
2015	107,077
Total	$5,513,939

The fair value of each option award is estimated on the date of grant.  The fair values of stock options were determined using the Black-Scholes option valuation method and the assumptions noted in the following table for the three months ended March 31, 2011.  Expected volatilities are based on implied volatilities from the historical volatility of companies similar to the Company.  The expected term of the options granted used in the Black-Scholes model represent the period of time that options granted are expected to be outstanding.  The Company utilizes the simplified method for calculating the expected life of its options as the Company does not have sufficient historical data to provide a basis upon which to estimate the term.

Expected volatility	74.39%-83.99%
Expected dividends	0
Expected term	6.0-7.3years
Risk free rate	2.77%-3.86%

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

The Company's asset retirement obligation activity for the three months ended March 31, 2011 and the year ended December 31, 2010 is as follows:

	2011	2010

Balance at beginning of period	$242,632	$237,378
Accretion expense	4,165	15,607
Revisions due to increase in well life estimates	-	(10,353)

Balance at end of period	$246,797	$242,632

Note E.   Disclosures About Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis in the Company's consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

Impairments of Long-Lived Assets.  The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company reviews its oil and natural gas properties by amortization base or by individual well for those wells not constituting part of an amortization base. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value (discounted future cash flows) of the properties is recognized at that time. Estimating future cash flows involves the use of judgments, including estimation of the proved and unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs.  During the three months ended March 31, 2011 and 2010, the Company recorded no impairments.

Asset Retirement Obligations (“ARO”).  The initial recognition of AROs is based on fair value.   The Company estimates the fair value of AROs based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates. See Note D for a summary of changes in ARO for the periods ended March 31, 2011 and December 31, 2010.

Note E.  Major Customers

The Company's producing oil and natural gas properties are located in Texas, New Mexico, Arkansas, Oklahoma and North Dakota.  At March 31, 2011 and 2010, a significant portion of the Company’s oil production was sold primarily to one oil purchaser.  Similarly, a significant portion of the Company’s natural gas was sold to one gas purchaser.  The Company is of the opinion that the loss of any one purchaser would not have a material adverse effect on the ability of the Company to sell its oil and natural gas production as such production can be sold to other purchasers.

Note F.  Related Party Transactions

XOG. XOG is currently contracted to operate the existing wells held by the Company in the Permian Basin region. XOG historically performed this service for Geronimo and CLW. XOG, Geronimo and CLW hold a combined majority stock position in the Company and these companies are considered related parties to the Company. As a result, accounts receivable and accounts payable due from/to XOG are classified as accounts receivable and payables due from/to a related party.

Overriding Royalty and Royalty Interests.   In some instances, the XOG Group may hold overriding royalty and royalty interests (“ORRI”) in wells acquired by the Company. All revenues and expenses presented herein are net of any ORRI effects.

XOG Group Acquisitions.  The Company has made significant acquisitions of oil and gas properties from the XOG Group as discussed in Note A.

Note G.  Commitments and Contingencies

Employment Agreements.  The Company’s contractual obligations related to its employment agreements with executive officers for the years ending December 31 are as follows:

2011	$683,500
2012	726,000
2013	726,000
2014	242,000
Total	$2,377,500

Operating Leases.  The Company leases its 4,092 square foot primary office facilities in Scottsdale, Arizona under a non-cancellable operating lease agreement, dated September 30, 2010, for a 66-month term.  The lease provides for no lease payments during the first six months and a reduced square footage charge for the first year.  The initial rental is $23.00 per square foot, beginning February 1, 2011, and increasing $.50 per square foot annually thereafter.  For the three months ended March 31, 2011, the Company recorded rent expense of $21,840.

At March 31, 2011, the future minimum lease commitments under the non-cancellable operating leases for each of the next five years ending December 31 and thereafter are as follows:

2011	$47,004
2012	90,518
2013	97,356
2014	99,402
2015	101,448
Thereafter	42,625
Total	$478,353

Drilling Commitments.  At March 31, 2011, the Company had 48 oil and natural gas wells in various stages of drilling and completion of which the balance of the Company commitments was estimated to be approximately $4,804,800.

Note H.  Subsequent Events

April 12, 2011 Bakken Acquisition-On April 12, 2010, the Company acquired undeveloped leasehold acreage located in Mountrail County of North Dakota's Williston Basin from Geronimo for $1,860,858 cash, which includes a $1,000,000 cash down payment made on March 25, 2011.

April 26, 2011 Bakken Acquisition-On April 26, 2011, the Company announced the acquisition of additional  undeveloped leasehold acres in the Bakken/Three Forks area from Geronimo for $13,500,000 cash and the issuance of 148,148 shares of the Company’s common stock valued at $1,118,517.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements may include words such as “believe,” “intend,” “could,” “should,” “would,” “may,” “seek,” “might,” “will,” “potential,” “expect,” “anticipate,” “project,” “estimate,” “predict,” “plan” and similar expressions, or the negative thereof.  In particular, statements, expressed or implied, concerning future operating results, the ability to replace or increase reserves, or to increase production, or the ability to generate income or cash flows are by nature, forward-looking statements.  These statements are based on certain assumptions and analyses made by the management of the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  However, forward-looking statements are not guarantees of performance and no assurance can be given that these expectations will be achieved.

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, any of the following:  market conditions, uncertainties inherent in oil and gas production operations and estimating reserves, unexpected future capital expenditures, the timing and extent of changes in commodity prices for crude oil, natural gas and related products,  interest rates, inflation, the availability of goods and services, drilling and other operational risks, availability of capital resources, success of our operational risk management activities, governmental relations, legislative or regulatory changes, political developments, acts of war and terrorism.  A more detailed discussion on risks relating to the oil and natural gas industry and to us is included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “Commission”) on March 18, 2011, as amended by Amendment No. 1 to Form 10-K filed by the Company with the Commission on March 22, 2011.

In light of these risks, uncertainties and assumptions, we caution the reader that these forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, which could cause actual events or results to differ materially from those expressed or implied by the statements.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements.  We undertake no obligations to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The Company is an independent non-operator oil and natural gas company engaged in the acquisition, development and exploration of producing oil and natural gas properties. The Company’s producing properties have been primarily focused in the Permian Basin of West Texas. The Company also holds significant acreage positions in and are actively participating in drilling in emerging plays located in the Eagle Ford Shale Formation of South Texas and the Bakken Shale Formation in North Dakota, where the Company’s operating partners are applying horizontal drilling, advanced fracture stimulation and enhanced recovery technologies.

The Company does not seek to operate the wells in which it owns an interest; instead, the Company seeks to partner with experienced operators that are familiar with the respective geological formations in which the Company owns mineral interests. By partnering with established operators, the Company believes it is able to more effectively manage the cost of operations and maintain a lean cost model.

Recent Events

February Private Placement.  On February 1, 2011, the Company closed a private placement offering raising proceeds of $15,406,755 through the issuance of (i) 4,401,930 shares of common stock at a price of $3.50 per share and (ii) 2 series of five-year warrants each exercisable into 1,100,482 shares of common stock at exercise prices of $5.00 and $6.50 per share, respectively, subject to certain adjustments.  The Company also issued to the placement agents warrants to purchase up to 220,097 shares of common stock, the terms and exercise price of which correspond to the terms of warrants issued to investors in the private placement.  The shares and warrants were sold to certain accredited investors.  Subject to certain conditions, the Company has the right to call for the exercise of such warrants.  The Company incurred costs of $0.8 million in connection with this offering.

In connection with the February 1, 2011 private placement offering, the Company granted to the investors registration rights pursuant to a Registration Rights Agreement, dated February 1, 2011, in which the Company agreed to register all of the related private placement common shares and warrants within thirty (30) calendar days after February 1, 2011, and use its best efforts to have the registration statement declared effective within one hundred twenty (120) calendar days.  Upon the Company’s failure to comply with the terms of the Registration Rights Agreement and certain other conditions, the Company will be required to pay to each investor an amount in common stock equal to one percent (1%) per month of the aggregate purchase price paid by such investor, up to 6% of the aggregate stock purchase price.  As the Company did not register the shares within thirty calendar days of February 1, 2011, they are required to pay in common stock 1% of the aggregate purchase price.  For the three months ended March 31, 2011, the Company accrued $293,225 of delinquent registration fees which are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

March Private Placement.  On March 31, 2011, the Company closed a private placement offering raising proceeds of $21,257,778 through the issuance of (i) 3,697,005 shares of common stock at a price of $5.75 per share and (ii) a five-year warrants exercisable into 1,848,502 shares of common stock at exercise prices of $9.00 per share, subject to certain adjustments.  The Company also issued to the placement agents warrants to purchase up to 96,957 shares of common stock at an exercise price of $9.00.  The shares and warrants were sold to certain accredited investors.  Subject to certain conditions, the Company has the right to call for the exercise of such warrants.  The Company incurred costs of $1.5 million in connection with this offering.

February Acquisition.  On February 11, 2011, the Company entered into an agreement with Geronimo to acquire certain oil and natural gas properties located in Texas, Oklahoma and Arkansas for $7,000,000 cash.  The acquisition was accounted for as a transaction under common control and accordingly, the Company recorded the assets and liabilities acquired at their historical carrying values. As a result, the historical assets, liabilities and operations of these properties have been included in the consolidated financial statements of the Company on a retrospective basis for all periods presented.

March Acquisition.  On March 1, 2011, the Company entered into a Purchase of Partial Leaseholds Agreement with Geronimo, whereby the Company purchased certain mineral rights leaseholds held on properties in the Bakken Shale Formation in North Dakota (the “Bakken Properties”). In consideration for the Bakken Properties the Company paid Geronimo $3,000,000 cash and issued 883,607 shares of common stock valued at $5,787,626.  The acquisition of the Bakken Properties from Geronimo was a transaction under common control and accordingly, the Company recognized the assets and liabilities acquired at their historical carrying values.  As a result, the historical assets, liabilities and operations of the Bakken Properties have been included in the consolidated financial statements of the Company on a retrospective basis for all periods presented.

April Acquisitions.  On April 12, 2010, the Company acquired 2,780 acres of undeveloped leaseholds located in Mountrail County of North Dakota's Williston Basin from Geronimo for $1,860,858 cash, which includes a $1,000,000 cash down payment made on March 25, 2011.  On April 26, 2011, the Company announced the acquisition of additional 11,775 net acres of undeveloped leaseholds in the Bakken/Three Forks area from Geronimo for $13,500,000 cash and the issuance of 148,148 shares of the Company’s common stock valued at $1,118,517.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Oil and natural gas revenues.  The Company’s oil and natural gas revenues were $2,388,493 for the three months ended March 31, 2011, an increase of $546,575 (29.67%) from $1,841,918 for the three months ended March 31, 2010. This increase was due primarily to newly acquired wells and new well development, as well as higher oil prices.

Production expenses.   Lease operating expenses for the three months ended March 31, 2011 increased $358,369 (80.0%) to $807,344, compared to $448,975 for the three months ended March 31, 2010. The increase in lease operating expenses was primarily due newly developed wells, as well as well repair costs incurred during the three months ended March 31, 2011.

General and administrative expenses.   General and administrative (“G&A”) expenses were $1,725,638 for the three months ended March 31, 2011, an increase of $1,584,354 from $141,284 for the three months ended March 31, 2010. The primary factors for the increase in G&A expenses was the recognition of $564,721 in non-cash stock compensation expense, $293,225 in non-cash penalties related to the delayed registration of the February 1, 2011 equity private placement, as well as accounting, legal, and consulting fees incurred related to the operations of American Standard Energy Corporation, a publicly traded company. In April 2010, American Standard implemented stock option compensation plans and issued founder’s shares.   Share grants have been expensed in full other than restricted shares granted to management which are amortized subject to a vesting schedule.

Exploration expenses.  Exploratory expenses during the three months ended March 31, 2011 were $0, compared to $247,463 for the three months ended March 31, 2010.  This expense was primarily attributable to an unsuccessful exploratory well located in the Eagle Ford shale formation play drilled in 2007 and reworked as a shale formation well in 2011 and 2010.  The well was intended to generate petroleum production from the shale formation, but due to a mechanical failure during the drilling process this was unable to be completed. All intangible and tangible costs related to this well have been expensed.

Depreciation, depletion and amortization expense.   Depreciation, depletion and amortization expense of proved oil and natural gas properties and other assets was $609,190 for the three months ended March 31, 2011, an increase of $232,244 (62%) from $376,946 for the three months ended March 31, 2010. The increase in depletion expense was primarily due to an increase in production volumes.

Income tax provision.   Prior to their acquisition by the Company, ASEC and the Acquired Properties, respectively, were part of pass-through entities for taxation purposes.  As a result, the historical financial statements of ASEC and the Acquired Properties do not present any tax expenses, liabilities or assets until their acquisition by the Company.  Tax provisions subsequent to such dates are fully incorporated and presented in the accompanying consolidated financial statements.  However, the income tax provision for the three months ended March 31, 2011, was $0 due to net operating losses and a related valuation allowance.

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

Oil and natural gas properties.  The cash paid for oil and natural gas properties during the three months ended March 31, 2011 and 2010 totaled $6,454,426 and $2,930,385, respectively. The 2011 costs related primarily to purchases of additional Bakken leases and drilling in the Permian and South Texas leases.  The 2010 costs related primarily to purchases of Bakken undeveloped leases, the drilling of four Bakken wells, and the drilling of one South Texas well.

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

Contractual obligations

Employment Agreements.  The Company’s contractual obligations include employment agreements with executive officers for the years ending December 31 are as follows:

	2011	2012	2013	2014

Scott Feldhacker	$210,750	$231,000	$231,000	$77,000
Richard Macqueen	210,750	231,000	231,000	77,000
Scott Mahoney	150,000	150,000	150,000	50,000
Andrew Wall	112,000	114,000	114,000	38,000
Total Contractual Obligations Related to Employment Contracts	$683,500	$726,000	$726,000	$242,000

Operating Leases.  The Company leases its 4,092 square foot primary office facilities in Scottsdale, Arizona under a non-cancellable operating lease agreement, dated September 30, 2010, for a 66-month term.  The lease provides for no lease payments during the first six months and a reduced square footage charge for the first year.  The initial rental is $23.00 per square foot, beginning February 1, 2011, and increasing $.50 per square foot annually thereafter.  For the three months ended March 31, 2011, the Company recorded rent expense of $21,840.

At March 31, 2011, the future minimum lease commitments under the non-cancellable operating leases for each of the next five years ending December 31 and thereafter are as follows:

2011	$47,004
2012	90,518
2013	97,356
2014	99,402
2015	101,448
Thereafter	42,625
Total	$478,353

Capital resources.  The Company’s primary sources of liquidity during the first quarter of 2011 were cash flows generated from proceeds from the Company’s private placement offerings of its common stock and a stock subscription receivable collected in the first quarter, of which total  net cash proceeds of $35,910,169 were generated.  We believe that funds from our cash flows, any financing under a credit facility or proceeds from a stock offering should be sufficient to meet both our short-term working capital requirements and our 2011 capital expenditure plans.

Cash flow from operating activities.  The Company’s net cash (used in) provided by operating activities was ($1,595,133) and $939,483 for the three months ended March 31, 2011 and 2010, respectively. The decrease in operating cash flow for the three months ended March 31, 2011 was due primarily to increased general and administrative costs and the reduction in working capital through the repayment of accounts payable and accrued liabilities.

Cash flow used in investing activities.  During the three months ended March 31, 2011 and 2010, the Company invested $6,454,426 and $2,930,385, respectively, for additions to, and acquisitions of, oil and natural gas properties, inclusive of exploration costs. Cash flows used in investing activities were substantially higher in 2011 due to the Company’s increased activities in the Bakken Shale Formation, as well as increased drilling activities in the Eagle Ford and Permian Basin.

Cash flow from financing activities.  Net cash provided by financing activities was $25,910,169 and $1,990,902 for the three months ended March 31, 2011 and 2010, respectively. Financing activity was comprised primarily of net proceeds from the sale of common stock and warrants during the three months ended March 31, 2011.

On February 1, 2011, the Company closed on a private placement offering raising gross proceeds of $15,406,755 through the issuance of (i) 4,401,930 shares of our common stock at a price of $3.50 per share and (ii) 2 series of five-year warrants each exercisable into 1,100,482 shares of common stock at exercise prices of $5.00 and $6.50 per share, respectively, subject to certain adjustments.  The Company also issued to the placement agents warrants to purchase up to 220,097 shares of common stock, the terms and exercise price of which correspond to the terms of warrants issued to investors in the private placement.  The shares and warrants were sold to certain accredited investors.  Subject to certain conditions, the Company has the right to call for the exercise of such warrants.

On March 31, 2011, the Company closed a private placement offering raising proceeds of $21,257,778 through the issuance of (i) 3,697,005 shares of common stock at a price of $5.75 per share and (ii) a five-year warrants exercisable into 1,848,502 shares of common stock at exercise prices of $9.00 per share, subject to certain adjustments.  The Company also issued to the placement agents warrants to purchase up to 96,957 shares of common stock at an exercise price of $9.00.  The shares and warrants were sold to certain accredited investors.  Subject to certain conditions, the Company has the right to call for the exercise of such warrants.  The Company incurred costs of $1.5 million in connection with this offering.

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

Liquidity.  The Company’s principal sources of short-term liquidity are cash on hand and operational cash flow.  At March 31, 2011, the Company had cash and cash equivalents of $18,380,606.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act.  Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act were not effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Our disclosure controls and procedures at this time do not include adequate controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2010.  In making this assessment, management used the framework criteria described in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010, due to the material weakness described below.

The Company has limited internal accounting staff and relies on external contract accountants to assist in financial statement preparation and reconciliation.   The Company’s historical operations have been derived on a carve-out basis from the books and records of related party entities that have not been previously audited.  ASEC is in the process of incorporating the historical supporting records and documentation from XOG into ASEC's core financial records and documentation.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2011, management began to implement a program to appropriately address the effectiveness of internal controls with the objective to be in compliance with Rule 13a-15€ of the Exchange Act as follows:

Accounting Department.  The Company is in the process of hiring one or more oil and gas accountants to record, review, supervise, monitor and prepare financial reports.  One of these individuals will include a Controller and Director of External Reporting.

Accounting Software and Supporting Records.  The Company has implemented an oil and gas accounting software system.  This system has been used as the core system for all financial data and internal controls since the Company’s formation and the initial acquisition of oil and gas properties on May 1, 2010.  The Company is currently in the process of incorporating the historic financial transactions of XOG and Geronimo related to these Acquired Properties into the new system.  Management has also engaged a regional consulting firm in Midland, Texas to assist in the data transfer and supporting records for acquisitions made by the Company in the first quarter of 2011.

Documentation of Internal Control Systems.  The Company is in the process of documenting all initial internal control systems and defining its plans to be fully compliant with SEC Rule 1-02 (4).  Subsequent to March 31, 2011, the Company engaged a third party consulting firm to assist the Company in meeting the SEC’s requirements for internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Commission on March 18, 2011, as amended by Amendment No. 1 on Form 10-K filed by the Company with the Commission on March 22, 2011, for additional discussion of legal proceedings which are incorporated into Part II, Item 1. “Legal Proceedings” by reference.

Item 1A. Risk Factors

Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, includes a detailed discussion of our risk factors.  For the three months ended March 31, 2011, there are no material changes in our risk factors as previously described in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2011, the Company closed a private placement offering raising gross proceeds of $15,406,755 through the issuance of (i) 4,401,930 shares of common stock at a price of $3.50 per share and (ii) 2 series of five-year warrants each exercisable into 1,100,482 shares of common stock at exercise prices of $5.00 and $6.50 per share, respectively, subject to certain adjustments.  The Company also issued to the placement agents warrants to purchase up to 220,097 shares of common stock, the terms and exercise price of which correspond to the terms of the warrants issued to investors in the private placement.  The shares and warrants were sold to certain accredited investors.  Subject to certain conditions, the Company has the right to call for the exercise of such warrants.  The Company incurred costs of $.8 million in connection with this offering.

In connection with the February 1, 2011 private placement offering, the Company granted to the investors registration rights pursuant to a Registration Rights Agreement, dated February 1, 2011, in which the Company agreed to register all of the related private placement common shares and warrants within thirty (30) calendar days after February 1, 2011, and use its best efforts to have the registration statement declared effective within one hundred twenty (120) calendar days.  Upon the Company’s failure to comply with the terms of the Registration Rights Agreement and certain other conditions, the Company will be required to pay to each investor an amount in common stock equal to one percent (1%) per month of the aggregate purchase price paid by such investor, up to 6% of the aggregate stock purchase price.  As the Company did not register the shares within thirty calendar days of February 1, 2011, they are required to pay in common stock 1% of the aggregate purchase price.  For the three months ended March 31, 2011, the Company accrued $293,225 of delinquent registration fees which are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

On March 31, 2011, the Company closed a private placement offering raising gross proceeds of $21,257,778 through the issuance of (i) 3,697,005 shares of common stock at a price of $5.75 per share and (ii) a five-year warrants exercisable into 1,848,502 shares of common stock at exercise prices of $9.00 per share, subject to certain adjustments.  The Company also issued to the placement agents warrants to purchase up to 96,957 shares of common stock at an exercise price of $9.00.  The shares and warrants were sold to certain accredited investors.  Subject to certain conditions, the Company has the right to call for the exercise of such warrants.  The Company incurred costs of $1.5 million in connection with this offering.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Item 6.  Exhibits

Exhibit No.		Description

10.1	(a)
Securities Purchase Agreement for the February Private Placement [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2011 and filed with the Commission on February 2, 2011 (the “February 1, 2011 8-K”)]

(b)
Amendment No.1  to Securities Purchase Agreement for the February Private Placement [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 28, 2011 and filed with the Commission on April 1, 2011 (the “First April 1, 2011 8-K”)]

10.2		Form of Warrant for the February Private Placement [incorporated by reference to Exhibit 10.2 to the February 1, 2011 8-K]
10.3	(a)	Registration Rights Agreement for the February Private Placement [incorporated by reference to Exhibit 10.3 to February 1, 2011, 8-K]
	(b)	Amendment No.1 to the Registration Rights Agreement for the February Private Placement [incorporated by reference to Exhibit 10.2 to First April 1, 2011 8-K]
10.4
Agreement for the Purchase of Partial Leaseholds between Geronimo Holding Corporation and American Standard Energy Corp. dated February 10, 2011 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2011 and filed with the Commission on February 16, 2011]

10.5
Agreement for the Purchase of Partial Leaseholds between Geronimo Holding Corporation and American Standard Energy Corp. dated March 1, 2011 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2011 and filed with the Commission on March 7, 2011]

10.6
Securities Purchase Agreement for the March Private Placement [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2011 (the “Second April 1, 2011 8-K”)]

10.7		Form of Warrant for the March Private Placement [incorporated by reference to Exhibit 10.2 to the Second April 1, 2011 8-K]
10.8		Registration Rights Agreement for the March Private Placement [incorporated by reference to Exhibit 10.3 to Second April 1, 2011 8-K]
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STANDARD ENERGY CORP.

Date: May 23, 2011	By:	/s/ Scott Feldhacker
Scott Feldhacker
Chief Executive Officer and Director

Date: May 23, 2011	By:	/s/ Scott Mahoney
Scott Mahoney, CFA
Chief Financial Officer