Form 10-Q
period 2011-06-30
American Standard Energy Corp.
filed 2011-08-16
CIK 1349976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

As of August 15, 2011, there were 40,204,333 shares of common stock, $.001 no par value, outstanding.

Item 1. Financial Statements

American Standard Energy Corp. and Subsidiary
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$292,079	$519,996
Oil and gas sales receivables - related parties	2,661,681	701,754
Oil and gas sales receivables	907,278	89,630
Stock subscriptions receivable and other current assets	989,711	1,565,548
Total current assets	4,850,749	2,876,928

Oil and natural gas properties at cost, successful efforts method
Proved	33,690,975	29,983,274
Drilling in progress	5,072,753	1,431,790
Unproved	10,260,576	8,522,564
Accumulated depletion and depreciation	(11,608,682)	(10,044,746)
Total oil and natural gas properties, net	37,415,622	29,892,882

Deposit on pending acquisition	13,500,000	-
Other assets, net	27,580	29,670
		-
Total assets	$55,793,951	$32,799,480

Current liabilities:
Accounts payable - trade	$1,141,388	$925,654
Accounts payable - related parties	229,625	2,856,312
Accrued liabilities	2,598,995	1,708,695
Total current liabilities	3,970,008	5,490,661

Asset retirement obligations	301,032	242,632
Total Liabilities	4,271,040	5,733,293

Stockholders' equity
Preferred stock, $.001 par value; 1,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $.001 par value; 70,000,000 share authorized, 37,943,463 and 28,343,905 shares issued and outstanding	37,944	28,344
Additional paid-in capital	57,912,045	28,841,004
Accumulated deficit	(6,427,078)	(1,803,161)
Total stockholders' equity	51,522,911	27,066,187

Total liabilities and stockholders' equity	$55,793,951	$32,799,480

The accompanying notes are an integral part of these consolidated financial statements.

American Standard Energy Corp. and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Operating revenues:	2011	2010	2011	2010
Total oil & natural gas revenues	$3,182,364	$1,540,820	$5,570,856	$3,382,738

Operating costs and expenses:
Oil and natural gas production costs	289,207	481,815	1,096,551	930,790
Exploration Expense	-	-	-	247,463
General and administrative	5,793,647	3,376,861	7,519,285	3,518,145
Depreciation, depletion and amortization	963,097	409,437	1,572,287	786,383
Accretion of discount on asset retirement obligations	2,485	4,270	6,650	8,172

Total operating costs and expenses	7,048,436	4,272,383	10,194,773	5,490,953

Loss from operations	$(3,866,072)	$(2,731,563)	$(4,623,917)	$(2,108,215)

Income tax benefit (expense)	-	-	-	-

Net loss	$(3,866,072)	$(2,731,563)	$(4,623,917)	$(2,108,215)

Weighted average common shares outstanding	37,841,757	23,398,347	35,062,347	21,034,108
Loss per share (1)	$(0.10)	$(0.12)	$(0.13)	$(0.10)

(1)     Proforma presentation for 2010

The accompanying notes are an integral part of these consolidated financial statements.

American Standard Energy Corp. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,623,917)	$(2,204,443)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	1,572,287	786,383
Exploration expenses	-	247,463
Accretion of asset retirement obligations	6,650	8,172
Non-cash stock compensation expense	4,159,219	3,198,892
Non-cash accrual for stock penalties expense	1,408,072	-
Deferred income taxes	-	96,228
Changes in operating assets and liabilities:
Oil and gas sales receivable	(3,749,565)	(176,086)
Other current assets	(981,861)	-
Accounts payable and accrued liabilities	(2,680,914)	917,324

Net cash (used in) provided by operating activities	(4,890,029)	2,873,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property additions	(7,748,057)	(7,213,949)
Increase in deposit on pending acquistion	(13,500,000)	-

Net cash used in investing activities	(21,248,057)	(7.213.949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in parent net investment	-	4,340,016
Cash payment to affiliate - deemed distribution	(10,000,000)	-
Proceeds from the sale of stock, net	34,352,471	-
Proceeds from stock subscription receivable	1,557,698	-

Net cash provided by financing activities	25,910,169	4,340,016

Net decrease in cash and cash equivalents	(227,917)	-

Cash and cash equivalents at beginning of period	519,996	3,800

Cash and cash equivalents at end of period	$292,079	$3,800

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Additions and revisions to asset retirement cost and related obligation	$51,750	$-
Deemed contribution for properties acquired	$1,257,000	$-
Deemed distribution for working capital not acquired in property acquisitions	$688,050	$-

The accompanying notes are an integral part of these consolidated financial statements.

American Standard Energy Corp. and Subsidiary
Consolidated Statements of Stockholders’ Equity (Unaudited)
Six months ended June 30, 2011

	Common Stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Value	capital	deficit	equity

Balance at December 31, 2010	28,343,905	$28,344	$28,841,004	$(1,803,161)	$27,066,187
Net loss	-	-	-	(4,397,597)	(4,397,597)
February 1, 2011 issuance of common stock for cash	4,401,930	4,402	14,627,666	-	14,632,068
Property acquired from affiliate	-	-	1,257,000	-	1,257,000
Shares issued for acquisition of properties from affiliate	883,607	884	(884)	-	-
Cash paid and deemed distribution for acquisition of properties from affiliate	-	-	(10,000,000)	-	(10,000,000)
Deemed distribution for working capital not acquired in acquisition of properties	-	-	(688,050)	-	(688,050)
March 31, 2011 issuance of common stock for cash	3,697,005	3,697	19,716,706	-	19,720,403
Stock option expense	-	-	4,159,220	-	4,159,220
Cashless exercise of options	617,016	617	(617)	-	-
Balance at June 30, 2011	37,943,463	$37,944	$57,912,045	$(6,200,758)	$51,749,231

The accompanying notes are an integral part of these consolidated financial statements.

American Standard Energy Corp. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011 and December 31, 2010

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

A history of the Company’s property acquisitions from the XOG Group through June 30, 2011 is as follows:

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

•
On December 1, 2010, the Company acquired certain developed and undeveloped oil and natural gas properties located in North Dakota (the “Bakken 1 Properties”) from XOG Group for $500,000 cash and 1,200,000 shares of the Company’s common stock valued at $3,960,000.  The acquisition was accounted for as a transaction under common control and accordingly, the Company recorded the assets and liabilities acquired from XOG Group at their historical carrying values.  As a result, the historical assets, liabilities and operations of the Bakken 1 Properties are included in the accompanying consolidated financial statements retrospectively for all periods presented.

•
On February 10, 2011, the Company acquired certain developed oil and natural gas properties located in Texas, Oklahoma and Arkansas (the “Group 1 & 2 Properties”) from XOG Group for $7,000,000 cash.  The acquisition was accounted for as a transaction under common control and accordingly, the Company recorded the assets and liabilities acquired from XOG Group at their historical carrying values.  As a result, the historical assets, liabilities and operations of the Group 1 & 2 Properties are included in the accompanying consolidated financial statements retrospectively for all periods presented.

•
On March 1, 2011, the Company acquired certain undeveloped mineral rights leaseholds held on properties in the Bakken Shale Formation in North Dakota (the “Bakken 2 Properties”) from XOG Group in exchange for $3,000,000 cash and the issuance of 883,607 shares of the Company’s common stock valued at $5,787,626.  The acquisition was accounted for as a transaction under common control and accordingly, the Company recorded the Bakken 2 Properties at their historical carrying values.  As a result, the historical cost basis of the Bakken 2 Properties is included in the accompanying consolidated financial statements from the period they were originally acquired by XOG Group.

•
On April 8, 2011, the Company acquired undeveloped leasehold acreage consisting of approximately 2,780 net acres located in Mountrail County of North Dakota’s Williston Basin (the “Bakken 3 Properties”) from XOG Group for $1.86 million. The acquisition was accounted for as a transaction under common control and accordingly, the Company recorded the assets and liabilities acquired from XOG Group at their historical carrying values. The historical assets, liabilities and operations of these properties have been included retrospectively in the consolidated financial statements of the Company from the acquisition dates by XOG Group during 2011.

•
On April 26, 2011, we announced the pending acquisition of approximately 13,324 net undeveloped leasehold acres in the Bakken/Three Forks (the “Bakken 4 Properties”) area from Geronimo for approximately $14.8 million. A cash deposit of $13.5 million was made on April 15, 2011. The closing is subject to the completion of due diligence satisfactory to the Company and other customary closing conditions. We are currently evaluating the method of accounting to be used for this transaction.

As of June 30, 2011, all of the Company’s oil and gas properties have been acquired from the XOG Group and are collectively referred to as the “Acquired Properties”.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For the periods prior to the acquisition dates of the Acquired Properties, the financial statements have been prepared primarily on a “carve out” basis from the XOG Group’s combined financial statements or Geronimo’s financial statements using historical results of operations, assets and liabilities attributable to the Acquired Properties, including allocations of expenses from the XOG Group. This carve-out presentation basis reflects the fact that the Acquired Properties represented only a portion of the XOG Group and did not constitute separate legal entities. The consolidated financial statements including the carve outs may not be indicative of the Company’s future performance and may not reflect what its results of operations, financial position and cash flows would have been had the Company owned the Acquired Properties on a stand-alone basis during all of the periods presented. To the extent that an asset, liability, revenue or expense is directly associated with the Acquired Properties or the Company, it is reflected in the accompanying consolidated financial statements.

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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and the Company’s recast financial information on Form 8K for the year ended December 31, 2010 filed on June 14, 2011.

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

Oil and Gas Sales Receivable

The Company sells its oil and natural gas production to purchasers generally on an unsecured basis. Allowances for doubtful accounts are determined based on management's assessment of the creditworthiness of the purchaser. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts will be generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. Management concluded that no allowance for doubtful accounts was necessary at June 30, 2011 and December 31, 2010. Management believes that the allowance for doubtful accounts is adequate; however, actual write-offs may exceed the recorded allowance.

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

Costs of significant nonproducing properties, wells in the process of being drilled and development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined. These unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling plans, the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. Amounts capitalized to oil and natural gas properties excluded from depletion at June 30, 2011 and December 31, 2010 were $15,333,329 and $9,954,354, respectively.

Management of the Company reviews its oil and natural gas properties for impairment by amortization base or by individual well for those wells not constituting part of an amortization base whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value (discounted future cash flows) of the properties is recognized at that time. Estimating future cash flows involves the use of judgments, including estimation of the proved and unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. During the six months ended June 30, 2011 and 2010, the Company recorded no impairments.

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

Oil and Natural Gas Sales and Imbalances

Oil and natural gas revenues are recorded at the time of delivery of such products to pipelines for the account of the purchaser or at the time of physical transfer of such products to the purchaser. The Company follows the sales method of accounting for oil and natural gas sales, recognizing revenues based on the Company's share of actual proceeds from the oil and natural gas sold to purchasers. Oil and natural gas imbalances are generated on properties for which two or more owners have the right to take production "in-kind" and in doing so take more or less than their respective entitled percentage. At June 30, 2011 and December 31, 2010, the Company did not have any oil and natural gas imbalances.

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

In the view of management, the most accurate and transparent method of allocating G&A expenses is by using the historical cost basis of the Acquired Properties divided by the cost basis of the total oil and gas assets of the XOG Group.  Using this method, G&A expense allocated to the Acquired Properties for the three and six months ended June 30, 2011 and 2010, was approximately $-0-, $36,129, $149,284 and $291,282, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation at fair value in accordance with the provisions of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation”, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the consolidated statements of operations  pro ratably over the employee’s or non-employee’s requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is generally determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of the Company’s common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the six months ended June 30, 2011 and 2010. The Company provides compensation benefits to employees and non-employee directors under share-based payment arrangements, including various employee stock option plans. See Note C for further discussion of the Company’s stock-based compensation plans.

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

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between two willing parties. The carrying amount of cash, oil and gas sales receivable, stock subscription receivable and other current assets, accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

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

Weighted-average number of shares for the three and six months ended June 30, 2011 and 2010 was computed on a pro forma basis as if the 17,520,526 and 883,607 common shares issued to the XOG Group in connection with the Company’s acquisition of the Acquired Properties during 2010 and 2011, respectively, and the 285,716 shares purchased by Randall Capps in the February 2011 private placement were issued and outstanding for all periods presented.

Note C.  Stockholders' Equity

Founders Stock

On April 13, 2010, the Company issued 1,887,755 shares of its common stock to non-management individuals valued at $1.47 per share and recorded non-cash stock compensation expense of $2,775,000 for the three and six months ended June 30, 2010.

On April 13, 2010, the Company issued 2,193,877 shares of its common stock to management.  These shares are restricted and vest over four years.  The Company valued these shares at $1.47 per share and recorded non-cash stock compensation expense of $403,125 and $201,563 for the three and six months ended June 30, 2011, respectively, and $167,699 related to the amortization of these shares during the three and six months ended June 30, 2010.  Twenty percent (20%) of these shares have vested as of June 30, 2011.

On April 16, 2011, 548,655 shares of founder’s stock vested.  The Company is currently evaluating the withholding tax implications of this vesting.  The Company has estimated that $1,078,794 in federal and state withholding taxes is due, which has been recorded as an accrued liability on the accompanying balance sheet as of June 30, 2011.  Of this amount, the Company estimates that it will be responsible for $226,320, which has been included in general and administrative expenses for the three and six months ended June 30, 2011. The Company expects the four officers to remit sufficient founders stock back to the Company to cover the remaining $914,711 in withholding requirements, which is included in the accompanying balance sheet as an other current asset at June 30, 2011.  The Company is working with its tax advisors to determine the appropriate share remittance calculation.

Private Placements of Common Stock and Warrants

On October 1, 2010, the Company sold to accredited investors 1,591,842 shares of common stock for cash of $2,340,008.

On October 20, 2010, the Company closed a private placement offering raising proceeds of $3,034,900, net of offering costs, through the sale of 452,830 shares of the Company's common stock at a price of $2.65 per share and the issuance and exercise of four-month warrants exercisable into 679,245 shares of common stock at an exercise price of $2.75 per share.  The shares and warrants were acquired by two accredited investors.  All of the warrants were exercised in 2010.  The Company incurred costs of $33,022 related to this offering.

On December 23, 2010, the Company closed a private placement offering raising proceeds of $1,557,698, which were received in January 2011, through the sale of 230,770 shares of the Company’s common stock at a price of $3.25 per share and the issuance and exercise of four-month warrants exercisable into 230,770 shares of common stock at an exercise price of $3.50 per share.  The shares and warrants were sold to an accredited investor.  All of the warrants were exercised in 2010.  At December 31, 2010 the $1,557,698 was classified as a stock subscription receivable on the balance sheet.  There were no outstanding stock subscription receivables as of June 30, 2011.

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

In connection with the February 1, 2011 and March 31, 2011 private placement offerings, the Company granted to the investors registration rights pursuant to Registration Rights Agreements, dated February 1, 2011 and March 31, 2011, in which the Company agreed to register all of the related private placement common shares and warrants within thirty (30) calendar days after February 1, 2011 and March 31, 2011, and use its best efforts to have the registration statement declared effective within one hundred twenty (120) calendar days.  Upon the Company’s failure to comply with the terms of the Registration Rights Agreement and certain other conditions, the Company will be required to pay to each investor an amount in common stock equal to one percent (1%) per month of the aggregate purchase price paid by such investor, up to 6% of the aggregate stock purchase price.  As the Company did not register the shares within thirty calendar days of February 1, 2011 and March 31, 2011, they are required to pay in common stock 1% of the aggregate purchase price. Shares to be distributed are calculated based on the price of issuance of $3.50 per share for the February 1, 2011 private placement offering and $5.75 per share for the March 31, 2011 placement.  As of June 30, 2011, total shares to be given relating to the February 1, 2011 and March 31, 2011 placements are approximately 220,097 and 110,910, respectively. For the six months ended June 30, 2011, the Company accrued $1,408,072 of delinquent registration fees which are included in general and administrative expenses in the accompanying condensed consolidated statement of operations. As of August 15, 2011, total shares to be given relating to these private placements are approximately 264,116 and 147,880, respectively.

Deferred Compensation Program

On April 15, 2010, the Company’s Board of Directors approved the 2010 Deferred Compensation Program. Under this plan, the President and CEO are entitled to receive a one-time retainer fee consisting of common stock options in lieu of salary through June 30, 2011. The total number of options granted under the plan was 1,600,000 in lieu of salary through December 31, 2010. The exercise price of the options is $1.50 and the options vest over 26.5 months.  These options have a ten year life and had a grant date fair value of $1.09 per share.  400,000 of these shares were exercised and converted to shares of stock as of June 30, 2011.  For the six months ended June 30, 2011 and 2010, the Company recorded non-cash stock compensation expense of $219,342 and $164,528, respectively, related to the amortization of the fair value of these options which is included in general and administrative expenses.

Other Share Based Compensation

On April 15, 2010, the Company's Board of Directors approved the 2010 Equity Incentive Plan which authorized the issuance of up to 6,000,000 common stock options. Prior to the adoption of the plan, 1,800,000 options were issued on April 15, 2010 with an exercise price of $1.50.

As part of management's employment agreements, 5,800,000 options were granted on April 15, 2011 under the 2010 Equity Incentive Plan with an exercise price of $7.45. 1,000,000 of the options vest over 12 months and the remaining 4,800,000 options vest over 36 months. These options have a ten year life and had a grant date fair value ranging from $4.59 to $5.04 per share.

As part of management's employment agreements, management was schedule to receive at least 2,600,000 stock options per year over their four year employment terms. In addition to the 1.6 million options scheduled to be granted to the CEO and President, the remaining options to be granted throughout their employment terms of 3.2 million options were accelerated and granted on April 15, 2011. The other employees received their 1,000,000 annual stock options on April 15, 2011 and are scheduled to receive at least 1,000,000 stock options per year on the April 15 anniversary date of their employment agreements during 2012 and 2013.

For the six months ended June 30, 2011 and 2010, the Company recorded non-cash stock compensation expense of $3.4 million and $0.09 million, respectively, related to other share based compensation which is included in general and administrative expenses. For the three months ended June 30, 2011 and 2010, the Company recorded non-cash stock compensation expense of $3.2 million and $0.09 million, respectively, related to other share based compensation which is included in general and administrative expenses.

The following table summarizes the stock options available and outstanding as of June 30, 2011, as well as activity during the six months then ended:

		Outstanding Options
	Options Available for Grant Under 2010 Plan	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2010	6,000,000	3,725,000	$1.60
Granted inside the paln	(5,800,000)	5,800,000	$7.45
Granted outside of plan	-	140,000	$7.88
Exercised	-	(760,000)	$1.50
Balance at June 30, 2011	200,000	8,905,000	$5.52

The options outstanding as of June 30, 2011 have been segregated into 2 ranges for additional disclosure as follows:

	Outstanding Options			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$1.50 - $3.00	2,965,000	$1.63	8.83	90,000	$2.70
$7.00 - $8.00	5,940,000	$7.46	9.76	90,000	$7.81
	8,905,000	$5.52	9.45	180,000	$5.25

The aggregate intrinsic value of options outstanding and options exercisable was $22,536,400 and $1,027,400, respectively, at June 30, 2011.

The following table presents the future non-cash stock compensation expense for the Company’s outstanding restricted stock grants and stock options at June 30, 2011, which it expects to recognize during the vesting periods ending December 31:

2011	$7,491,266
2012	11,305,414
2013	9,543,018
2014	2,978,303
Total	$31,318,001

The fair value of each option award is estimated on the date of grant.  The fair values of stock options were determined using the Black-Scholes option valuation method and the assumptions noted in the following table for the six months ended June 30, 2011.  Expected volatilities are based on implied volatilities from the historical volatility of companies similar to the Company.  The expected term of the options granted used in the Black-Scholes model represent the period of time that options granted are expected to be outstanding.  The Company utilizes the simplified method for calculating the expected life of its options as the Company does not have sufficient historical data to provide a basis upon which to estimate the term.

	2011	2010
Expected volatility	68.96%	74.39% - 83.99%
Expected dividends	-	-
Expected term (in years)	5.5 - 7.0	6.0 - 7.3
Risk-free rate	3.43%	2.77% - 3.86%

The fair value of option grants during the six months ended June 30, 2011 was $29,470,600.

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

The Company's asset retirement obligation activity for the six months ended June 30, 2011 and the year ended December 31, 2010 is as follows:

	2011	2010
Balance at beginning of period	$242,632	$237,378
Liabilities incurred from new wells	51,750	12,273
Accretion expense	6,650	15,607
Revisions due to increase in well life estimates	-	(22,626)
Balance at end of period	$301,032	$242,632

Note E. Disclosures About Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis in the Company's consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

Impairments of Long-Lived Assets.  The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company reviews its oil and natural gas properties by amortization base or by individual well for those wells not constituting part of an amortization base. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value (discounted future cash flows) of the properties is recognized at that time. Estimating future cash flows involves the use of judgments, including estimation of the proved and unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs.  During the six months ended June 30, 2011 and 2010, the Company recorded no impairments.

Asset Retirement Obligations (“ARO”).  The initial recognition of AROs is based on fair value.   The Company estimates the fair value of AROs based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates. See Note D for a summary of changes in ARO for the periods ended June 30, 2011 and December 31, 2010.

Note F.  Major Customers

The Company's producing oil and natural gas properties are located in Texas, New Mexico, Arkansas, Oklahoma and North Dakota.  At June 30, 2011 and 2010, a significant portion of the Company’s oil production was sold primarily to one oil purchaser.  Similarly, a significant portion of the Company’s natural gas was sold to one gas purchaser.  The Company is of the opinion that the loss of any one purchaser would not have a material adverse effect on the ability of the Company to sell its oil and natural gas production as such production can be sold to other purchasers.

Note G.  Related Party Transactions

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

Note H.  Commitments and Contingencies

Employment Agreements.  At June 30, 2011, the Company’s cash contractual obligations related to its employment agreements with executive officers for the years ending December 31 are as follows:

2011	$363,000
2012	726,000
2013	726,000
2014	242,000
Total	$2,057,000

Operating Leases.  The Company leases its 4,092 square foot primary office facilities in Scottsdale, Arizona under a non-cancellable operating lease agreement, dated September 30, 2010, for a 66-month term.  The lease provides for no lease payments during the first six months and a reduced square footage charge for the first year.  The initial rental is $23.00 per square foot, beginning February 1, 2011, and increasing $.50 per square foot annually thereafter.  For the six months ended June 30, 2011 and 2010, the Company recorded lease expense of $43,680 and $-0-, respectively.

At June 30, 2011, the future minimum lease commitments under the non-cancellable operating leases for each of the next five years ending December 31 and thereafter are as follows:

2011	$41,308
2012	90,518
2013	97,356
2014	99,402
2015	101,448
Thereafter	42,625
Total	$472,657

Drilling Commitments.  At June 30, 2011, the Company had 20 oil and natural gas wells in various stages of drilling and completion of which the balance of the Company commitments was estimated to be approximately $6,347,500.

Note I.  Subsequent Events

Permian Basin Drilling Program-On June 1, 2011 the Company authorized XOG Operating LLC to enter into a binding contract with Cambrian Management, Ltd. (“Cambrian”). The Company retained Cambrian to act as a third party consultant to XOG and the Company for the drilling, completion and initial operation of an initial 10-well drilling program in Andrews County.  This contract carries a binding commitment to drill a minimum of three wells at a cost of approximately $5,650,000.  At the Company’s discretion, Cambrian would continue to be retained for the remainder of the drilling program.  Subsequent to this engagement, XOG has contracted two rigs, and spud the first well under this contract on July 19, 2011, spud a second well on July 25, 2011 and a third well on August 8, 2011.

July 15, 2011 Private Placement- On July 15, 2011, the Company completed a closing of an offering of securities for total subscription proceeds of approximately $13 million through the issuance of (i) 2,260,870 shares of our common stock at a price of $5.75 per share, (ii) Series A warrants to purchase 1,130,435 shares of common stock at a per share exercise price of $9.00; and (iii) Series B warrants to purchase a number of shares of common stock, which shall only be exercisable if (A) the market price (as defined below) of our common stock on the 30th trading day following the earlier of (i) the effective date of a registration statement to sell the shares of common stock and the Series A warrant shares, and (ii) the date on which the purchasers in the private placement can freely sell the shares of common stock pursuant to Rule 144 promulgated under the Securities Act without restriction (the “Eligibility Date”) is less than the purchase price in the offering or $5.75; and (B) upon certain dilutive occurrences.

The Third PIPE Series A and B Warrants are exercisable on a cashless basis if the registration statement is not effective by the required effectiveness date. The number of shares of common stock to be received upon the exercise of the Third PIPE Series A and B Warrants and the exercise price of the Series A and B Warrants are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the issuance date. Additionally, the exercise price of the Series A Warrants shall be adjusted upon the issuance of certain securities at a price per share (the “New Issuance Price”) less than the exercise price then in effect, to an exercise price equal to 110% of the New Issuance Price; however, the exercise price may never be reduced to lower than $5.00. There are features associated with the Series A and B Warrants that may need to be bifurcated and recorded as a liability with a corresponding reduction to the amount recorded to equity. The amount to be recorded as a liability is not yet known as our analysis is not yet complete.

If made exercisable pursuant to (A) in the preceding sentence, the Series B warrants will become immediately exercisable and will have an exercise price of $0.001 per share to purchase a number of shares of our common stock such that the aggregate average price per share purchased by the investors is equal to the market price (defined as the average of volume weighted average price for each of the previous 30 days as reported on the Over-The-Counter Bulletin Board during the 30 trading days preceding the measurement date).

In connection with the July 15, 2011 private placement offering, we granted to the investors registration rights pursuant to a Registration Rights Agreement, dated July 15, 2011, in which we agreed to register all of the related private placement common shares and common shares underlying the Series A warrants within forty-five (45) calendar days after July 15, 2011, and use its best efforts to have the registration statement declared effective within one hundred twenty (120) calendar days (or 150 calendar days upon a full review by the SEC).   We will be required to pay to each investor an amount in cash equal to 3% of the investor’s purchase price in the event the Company fails to file the initial registration statement with the SEC, or otherwise, 1% of the aggregate purchase price paid by such investor, as applicable if we fail to comply with the terms of the Registration Rights Agreement and certain other conditions, on each monthly anniversary.

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

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, any of the following:  market conditions, uncertainties inherent in oil and gas production operations and estimating reserves, unexpected future capital expenditures, the timing and extent of changes in commodity prices for crude oil, natural gas and related products,  interest rates, inflation, the availability of goods and services, drilling and other operational risks, availability of capital resources, success of our operational risk management activities, governmental relations, legislative or regulatory changes, political developments, acts of war and terrorism.  A more detailed discussion on risks relating to the oil and natural gas industry and to us is included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “Commission”) on March 8, 2011, as amended by Amendment No. 1 to Form 10-K filed by the Company with the Commission on March 22, 2011.

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

Recent Events

February Private Placement.  On February 1, 2011, the Company closed a private placement offering raising proceeds of $15,406,755 through the issuance of (i) 4,401,930 shares of common stock at a price of $3.50 per share and (ii) 2 series of five-year warrants each exercisable into 1,100,482 shares of common stock at exercise prices of $5.00 and $6.50 per share, respectively, subject to certain adjustments.  The Company also issued to the placement agents warrants to purchase up to 220,097 shares of common stock, the terms and exercise price correspond to the terms of warrants issued to investors in the private placement.  The shares and warrants were sold to certain accredited investors.  Subject to certain conditions, the Company has the right to call for the exercise of such warrants.  The Company incurred costs of $0.8 million in connection with this offering.

February Acquisition.  On February 11, 2011, the Company entered into an agreement with XOG Group to acquire certain oil and natural gas properties located in Texas, Oklahoma and Arkansas for $7,000,000 cash.  The acquisition was accounted for as a transaction under common control and accordingly, the Company recorded the assets and liabilities acquired at their historical carrying values. As a result, the historical assets, liabilities and operations of these properties have been included in the consolidated financial statements of the Company on a retrospective basis for all periods presented.

March Private Placement.  On June 30, 2011, the Company closed a private placement offering raising proceeds of $21,257,778 through the issuance of (i) 3,697,005 shares of common stock at a price of $5.75 per share and (ii) a five-year warrants exercisable into 1,848,502 shares of common stock at exercise prices of $9.00 per share, subject to certain adjustments.  The Company also issued to the placement agents warrants to purchase up to 96,957 shares of common stock at an exercise price of $9.00.  The shares and warrants were sold to certain accredited investors.  Subject to certain conditions, the Company has the right to call for the exercise of such warrants.  The Company incurred costs of $1.5 million in connection with this offering.

March Acquisition.  On March 1, 2011, the Company entered into a Purchase of Partial Leaseholds Agreement with Geronimo, whereby the Company purchased certain mineral rights leaseholds held on properties in the Bakken Shale Formation in North Dakota (the “Bakken Properties”). In consideration for the Bakken Properties the Company paid XOG Group $3,000,000 cash and issued 883,607 shares of common stock valued at $5,787,626.  The acquisition of the Bakken Properties from XOG Group was a transaction under common control and accordingly, the Company recognized the assets and liabilities acquired at their historical carrying values.  As a result, the historical assets, liabilities and operations of the Bakken Properties have been included in the consolidated financial statements of the Company on a retrospective basis for all periods presented.

In connection with the February 1, 2011 and March 31, 2011 private placement offerings, the Company granted to the investors registration rights pursuant to a Registration Rights Agreement, dated February 1, 2011 and March 31, 2011, in which the Company agreed to register all of the related private placement common shares and warrants within thirty (30) calendar days after February 1, 2011 and March 31, 2011, respectively, and use its best efforts to have the registration statement declared effective within one hundred twenty (120) calendar days.  Upon the Company’s failure to comply with the terms of the Registration Rights Agreement and certain other conditions, the Company will be required to pay to each investor an amount in common stock equal to one percent (1%) per month of the aggregate purchase price paid by such investor, up to 6% of the aggregate stock purchase price.  As the Company did not register the shares within thirty calendar days of February 1, 2011 and March 31, 2011, they are required to pay in common stock 1% of the aggregate purchase price.  For the six months ended June 30, 2011, the Company accrued $1,408,072 of delinquent registration fees which are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

April Acquisitions -  On April 8, 2010, the Company acquired 2,780 acres of undeveloped leaseholds located in Mountrail County of North Dakota's Williston Basin from XOG Group for $1,860,858 cash, which includes a $1,000,000 cash down payment made on March 25, 2011.

On April 26, 2011, we announced the pending acquisition of approximately 13,324 net undeveloped leasehold acres in the Bakken/Three Forks (the “Bakken 4 Properties”) area from Geronimo for approximately $14.8 million. A cash deposit of $13.5 million was made on April 15, 2011. The closing is subject to the completion of due diligence satisfactory to the Company and other customary closing conditions. We are currently evaluating the method of accounting to be used for this transaction.

June 1, 2011 Permian Basin Drilling Program - On June 1, 2011the Company authorized XOG Operating LLC to enter into a binding contract with Cambrian Management, Ltd. (“Cambrian”). The Company retained Cambrian to act as a third party consultant to XOG and the Company for the drilling, completion and initial operation of an initial 10-well drilling program in Andrews County.  This contract carries a binding commitment to drill a minimum of three wells at a cost of approximately $5,650,000.  At the Company’s discretion, Cambrian would continue to be retained for the remainder of the drilling program.  Subsequent to this engagement, XOG has contracted with two rigs, and spud the first well under this contract on July 19, 2011 and spud a second well on July 25, 2011 and spud a third well on August 8, 2011.

July 15, 2011 Private Placement - On July 15, 2011, the Company closed a private placement offering raising proceeds of $13,000,002 through the issuance of (i) 2,260,870 shares of common stock at a price of $5.75 per share and (ii) a five-year warrants exercisable into 1,130,430 shares of common stock at exercise prices of $9.00 per share, subject to certain adjustments.    The shares and warrants were sold to certain accredited investors.  Subject to certain conditions, the Company has the right to call for the exercise of such warrants.  The Company incurred costs of $0.925 million in connection with this offering.

Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition. The following table shows selected operating data for each of the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Production volumes:
Oil (Bbls)	28,624	13,911	52,887	36,638
Natural Gas (Mcf)	132,891	130,387	241,274	319,912
BOE (1)	50,772	35,642	93,099	89,956
BOE per day	558	392	514	497

Sales Prices
Oil (per Bbl)	$84.40	$73.07	$79.01	$52.81
Natural Gas (per Mcf)	$5.77	$4.02	$5.77	$4.53
BOE Price	$62.68	$43.23	$59.84	$37.60

Operating Revenues
Oil	$2,415,898	$1,016,493	$4,178,862	$1,934,748
Natural Gas	766,466	524,327	1,391,994	1,447,990
	$3,182,364	$1,540,820	$5,570,856	$3,382,738

Operating Expenses
Oil and natural gas production costs	$289,207	$481,815	$1,096,551	$930,790
Exploration expense	-	-	-	247,463
General and administrative	5,793,647	3,376,861	7,519,285	3,518,145
Depreciation, depletion and amortization	963,097	409,437	1,572,287	786,383
Accretion of discount on asset retirement obligations	2,485	4,270	6,650	8,172
	$7,048,436	$4,272,383	$10,194,773	$5,490,953

Operating loss	$(3,866,072)	$(2,731,563)	$(4,623,917)	$(2,108,215)

(1) A BOE mean one barrel of oil equivalent using the ratio of 6 Mcf of gas to one barrel of oil.

Results of operations

For the Three Months Ended June 30, 2011 and 2010

Our oil and natural gas revenues and production product mix are displayed in the following table for the Current and Comparable Quarters.

	Revenues		Production
	2011	2010	2011	2010
Oil	76%	66%	56%	39%
Natural Gas	24%	34%	44%	61%
Total	100%	100%	100%	100%

The following table shows our production volumes, product sales prices and operating revenue for the indicated periods.

	Three Months Ended
	June 30,	June 30,	Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Production volumes:
Oil (Bbls)	28,624	13,911	14,713	106%
Natural Gas (Mcf)	132,891	130,387	2,504	2%
BOE (1)	50,772	35,642	15,131	42%
BOE per day	558	392	166	42%

Sales Prices
Oil (per Bbl)	$84.40	$73.07	$11.33	16%
Natural Gas (per Mcf)	$5.77	$4.02	$1.75	43%
BOE Price	$62.68	$43.23	$19.45	45%

Operating Revenues
Oil	$2,415,898	$1,016,493	$1,399,405	138%
Natural Gas	766,466	524,327	242,139	46%
	$3,182,364	$1,540,820	$1,641,544	107%

Oil revenues

The Company’s oil revenues were $2,415,898 for the three months ended June 30, 2011, an increase of $1,399,405 (138%) from $1,016,493 for the three months ended June 30, 2010. This increase was due primarily to new well development as well as higher oil prices.

Natural gas revenues

The Company’s natural gas revenues were $766,466 for the three months ended June 30, 2011, an increase of $242,139 (46%) from $524,327 for the three months ended June 30, 2010. This increase was due to higher prices of natural gas sold.

	Three Months Ended
	June 30,	June 30,	Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Operating Expenses
Oil and natural gas production costs	$289,207	$481,815	$(192,608)	-40%
General and administrative	5,793,647	3,376,861	2,416,786	72%
Depreciation, depletion and amortization	963,097	409,437	553,660	135%
Accretion of discount on asset retirement obligations	2,485	4,270	(1,785)	-42%
	$70,048,436	$4,272,383	$2,776,053	65%

Oil and natural gas production expenses.   Production expenses for the three months ended June 30, 2011 decreased $192,608 (42%) to $289,207, compared to $481,815 for the three months ended June 30, 2010. The decrease in lease operating expenses was primarily due to less rework on existing long lived wells compared to the previous three months ended June, 30 2010.  The decrease was slightly offset by an increase in production taxes.

General and administrative expenses.   General and administrative (“G&A”) expenses were $5,793,647 for the three months ended June 30, 2011, an increase of $2,416,786 (72%) from $3,376,861 for the three months ended June 30, 2010. The primary factor for the increase in G&A expenses was the recognition of $1,114,846 in non-cash penalties related to the delayed registration of the February 1, 2011 and March 31, 2011 equity private placements and an increase in non-cash stock compensation expense. We expect an increase in the future of non-cash stock compensation.

Depreciation, depletion and amortization expense.   Depreciation, depletion and amortization expense of proved oil and natural gas properties was $963,097 for the three months ended June 30, 2011, an increase of $553,660 (135%) from $409,437 for the three months ended June 30, 2010. The increase in depletion expense was primarily due to an increase in production volumes and wells coming into production.

Income tax provision.   Prior to their acquisition by the Company, ASEC and the Acquired Properties, respectively, were part of pass-through entities for taxation purposes.  As a result, the historical financial statements of ASEC and the Acquired Properties do not present any tax expenses, liabilities or assets until their acquisition by the Company.  Tax provisions subsequent to such dates are fully incorporated and presented in the accompanying consolidated financial statements.  However, the income tax provision for the three months ended June 30, 2011, was $0 due to net operating losses and a related valuation allowance.

For the Six Months Ended June 30, 2011 and 2010

Our oil and natural gas revenues and production product mix are displayed in the following table for the Current Period and Comparable Period.

	Revenues		Production
	2011	2010	2011	2010
Oil	75%	57%	57%	41%
Natural Gas	25%	43%	43%	59%
Total	100%	100%	100%	100%

The following table shows our production volumes, product sales prices and operating revenue for the indicated periods.

	Six Months Ended
	June 30,	June 30,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Production volumes:
Oil (Bbls)	52,887	36,638	16,249	44%
Natural Gas (Mcf)	241,274	319,912	(78,638)	-25%
BOE (1)	93,099	89,956	3,143	3%
BOE per day	514	497	17	3%

Sales Prices
Oil (per Bbl)	$79.01	$52.81	$26.21	50%
Natural Gas (per Mcf)	$5.77	$4.53	$1.24	27%
BOE Price	$59.84	$37.60	$22.23	59%

Operating Revenues
Oil	$4,178,862	$1,934,748	$2,244,114	116%
Natural Gas	1,391,994	1,447,990	(55,996)	-4%
	$5,570,856	$3,382,738	$2,188,118	65%

Oil revenues.  The Company’s oil revenues were $4,178,862 for the six months ended June 30, 2011, an increase of $2,244,114 (116%) from $1,934,748 for the six months ended June 30, 2010. This increase was due primarily to new well development as well as higher oil prices.

Natural gas revenues. The Company’s natural gas revenues were $1,391,994 for the six months ended June 30, 2011, a decrease of $55,996 (4%) from $1,447,990 for the six months ended June 30, 2010. This decrease was due primarily to depletion of existing long lived wells.

	Six Months Ended
	June 30,	June 30,	Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Operating Expenses
Oil and natural gas production costs	$1,096,551	$930,790	$165,761	18%
Exploration expense	-	247,463	(247,463)	-
General and administrative	7,519,285	3,518,145	4,001,140	114%
Depreciation, depletion and amortization	1,572,287	786,383	785,904	100%
Accretion of discount on asset retirement obligations	6,650	8,172	(1,522)	-19%
	$10,194,773	$5,490,953	$4,703,820	86%

Oil and natural gas production expenses.   Production expenses for the six months ended June 30, 2011 increased $165,761 (18%) to $1,096,551, compared to $930,790 for the six months ended June 30, 2010. The increase in lease operating expenses was primarily due to more wells in the current period and additional production tax and increased production for the period.

General and administrative expenses.   General and administrative (“G&A”) expenses were $7,519,285 for the six months ended June 30, 2011, an increase of $4,001,140 (114%) from $3,518,145 for the six months ended June 30, 2010. The primary factor for the increase in G&A expenses was the recognition of  $1,408,072 in non-cash penalties related to the delayed registration of the February 1, 2011 and March 31, 2011 equity private placements an increase in non-cash stock compensation expense of $960,327. In April 2010, American Standard implemented stock option compensation plans and issued founder’s shares. Share grants have been expensed in full other than restricted shares granted to management which are amortized subject to a vesting schedule.

Exploration expenses.  Exploratory expenses during the six months ended June 30, 2011 were $0, compared to $247,463 for the six months ended June 30, 2010.  This expense was primarily attributable to an unsuccessful exploratory well located in the Eagle Ford shale formation play drilled in 2007 and reworked as a shale formation well in 2010.  The well was intended to generate petroleum production from the shale formation, but due to a mechanical failure during the drilling process this was unable to be completed. All intangible and tangible costs related to this well have been expensed.

Depreciation, depletion and amortization expense.   Depreciation, depletion and amortization expense of proved oil and natural gas properties was $1,572,287 for the six months ended June 30, 2011, an increase of $785,904 (100%) from $786,383 for the six months ended June 30, 2010. The increase in depletion expense was primarily due to an increase in production volumes in the Bakken that has a higher depreciation and depletion rate.

Income tax provision.   Prior to their acquisition by the Company, ASEC and the Acquired Properties, respectively, were part of pass-through entities for taxation purposes.  As a result, the historical financial statements of ASEC and the Acquired Properties do not present any tax expenses, liabilities or assets until their acquisition by the Company.  Tax provisions subsequent to such dates are fully incorporated and presented in the accompanying consolidated financial statements.  However, the income tax provision for the six months ended June 30, 2011, was $0 due to net operating losses and a related valuation allowance.

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

Oil and natural gas properties.  Cash paid for oil and natural gas properties during the six months ended June 30, 2011 and 2010 totaled $7,748,057 and $6,966,486, respectively. The 2011 costs related primarily to purchases of additional Bakken leases and drilling in the Permian and South Texas leases.  The 2010 costs related primarily to purchases of Bakken undeveloped leases, the drilling of four Bakken wells, and the drilling of one South Texas well.

The Company’s 2011 capital budget is approximately $100 million assuming additional financing is obtained. ASEC expects to be able to fund its 2011 capital budget partially with operating cash flows, additional stock offerings, and potential debt facilities. However, the Company’s capital budget is largely discretionary, and if ASEC experiences sustained oil and natural gas prices significantly below the current levels or substantial increases in its drilling and completion costs, ASEC may reduce its capital spending program to remain substantially within the Company’s operating cash flows.

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

While the Company believes that its available cash and cash flows will partially fund its 2011 capital expenditures, as adjusted from time to time, the Company cannot provide any assurances that it will be successful in securing a credit facility or other alternative financing sources to fund such expenditures. The actual amount and timing of ASEC’s expenditures may differ materially from the Company’s estimates as a result of, among other things, actual drilling results, the obtaining of debt or equity financing capital, the timing of expenditures by third parties on projects that ASEC does not operate, the availability of drilling rigs and other services and equipment, regulatory, technological and competitive developments and market conditions. In addition, under certain circumstances we would consider increasing, decreasing, or reallocating the Company’s 2011 capital budget.

Contractual obligations

Employment Agreements. At June 30, 2011, the Company’s contractual obligations include employment agreements with executive officers for the years ending December 31 are as follows:

	2011	2012	2013	2014
Scott Feldhacker	$115,500	$231,000	$231,000	$77,000
Richard Macqueen	115,500	231,000	231,000	77,000
Scott Mahoney	75,000	150,000	150,000	50,000
Andrew Wall	57,000	114,000	114,000	38,000
Total Contractual Obligations Related to Employment Contracts	$363,000	$726,000	$726,000	$242,000

Operating Leases.  The Company leases its 4,092 square foot primary office facilities in Scottsdale, Arizona under a non-cancellable operating lease agreement, dated September 30, 2010, for a 66-month term.  The lease provides for no lease payments during the first six months and a reduced square footage charge for the first year.  The initial rental is $23.00 per square foot, beginning February 1, 2011, and increasing $.50 per square foot annually thereafter.  For the six months ended June 30, 2011, the Company recorded lease expense of $1,985.

At June 30, 2011, the future minimum lease commitments under the non-cancellable operating leases for each of the next five years ending December 31 and thereafter are as follows:

2011	$41,308
2012	90,518
2013	97,356
2014	99,402
2015	101,448
Thereafter	42,625
Total	$472,657

Capital resources.  The Company’s primary sources of liquidity during the first six months of 2011 were cash flows generated from proceeds from the Company’s private placement offerings of its common stock and exercise of warrants from which cash net proceeds of $35,910,169 were generated.  We believe that funds from our cash flows and any financing under a credit facility or proceeds from a stock offering should be sufficient to meet both our short-term working capital requirements and our 2011 capital expenditure plans.

Cash flow from operating activities.  The Company’s net cash (used in) provided by operating activities were ($4,890,029) and $2,873,933 for the six month ended June 30, 2011 and 2010, respectively. The decrease in operating cash flow for the six months ended June 30, 2011 was due primarily to increased general and administrative costs and the reduction in working capital through increases in oil and gas sales receivables and the repayment of accounts payable and accrued liabilities.

Cash flow used in investing activities.  During the six months ended June 30, 2011 and 2010, the Company invested $7,748,057 and $7,213,949, respectively, for additions to, and acquisitions of, oil and natural gas properties, inclusive of exploration costs. Cash flows used in investing activities were substantially higher in 2011 due to the Company’s increased leasehold acquisition activities in the Bakken Shale Formation, Eagle Ford and Permian drilling activities, along with a $13.5 million deposit for an acquisition of Bakken leases.

Cash flow from financing activities.  Net cash provided by financing activities was $25,910,169 and $4,340,016 for the six months ended June 30, 2011 and 2010, respectively. Financing activity was comprised primarily of net proceeds from the sale of common stock and warrants during the six months ended June 30, 2011.

February Private Placement. On February 1, 2011, the Company closed on a private placement offering raising proceeds of $15,406,755 through the issuance of (i) 4,401,930 shares of our common stock at a price of $3.50 per share and (ii) 2 series of five-year warrants each exercisable into 1,100,482 shares of common stock at exercise prices of $5.00 and $6.50 per share, respectively, subject to certain adjustments.  The Company also issued to the placement agents warrants to purchase up to 220,097 shares of common stock, the terms and exercise price correspond to the terms of warrants issued to investors in the private placement.  The shares and warrants were sold to certain accredited investors.  Subject to certain conditions, the Company has the right to call for the exercise of such warrants. The Company incurred costs of $0.8 million with this offering.

March Private Placement.  At March 31, 2011, the Company closed a private placement offering raising proceeds of $21,257,778 through the issuance of (i) 3,697,005 shares of common stock at a price of $5.75 per share and (ii) a five-year warrants exercisable into 1,848,502 shares of common stock at exercise prices of $9.00 per share, subject to certain adjustments.  The Company also issued to the placement agents warrants to purchase up to 96,957 shares of common stock at an exercise price of $9.00.  The shares and warrants were sold to certain accredited investors.  Subject to certain conditions, the Company has the right to call for the exercise of such warrants.  The Company incurred costs of $1.5 million in connection with this offering.

July 15, 2011 Private Placement- On July 15, 2011, the Company completed a closing of an offering of securities for total subscription proceeds of approximately $13 million through the issuance of (i) 2,260,870 shares of our common stock at a price of $5.75 per share, (ii) Series A warrants to purchase 1,130,435 shares of common stock at a per share exercise price of $9.00; and (iii) Series B warrants to purchase a number of shares of common stock, which shall only be exercisable if (A) the market price (as defined below) of our common stock on the 30th trading day following the earlier of (i) the effective date of a registration statement to sell the shares of common stock and the Series A warrant shares, and (ii) the date on which the purchasers in the private placement can freely sell the shares of common stock pursuant to Rule 144 promulgated under the Securities Act without restriction (the “Eligibility Date”) is less than the purchase price in the offering or $5.75; and (B) upon certain dilutive occurrences.

If made exercisable pursuant to (A) in the preceding sentence, the Series B warrants will become immediately exercisable and will have an exercise price of $0.001 per share to purchase a number of shares of our common stock such that the aggregate average price per share purchased by the investors is equal to the market price (defined as the average of volume weighted average price for each of the previous 30 days as reported on the Over-The-Counter Bulletin Board during the 30 trading days preceding the measurement date).

In connection with the July 15, 2011 private placement offering, we granted to the investors registration rights pursuant to a Registration Rights Agreement, dated July 15, 2011, in which we agreed to register all of the related private placement common shares and common shares underlying the Series A warrants within forty-five (45) calendar days after July 15, 2011, and use its best efforts to have the registration statement declared effective within one hundred twenty (120) calendar days (or 150 calendar days upon a full review by the SEC). We will be required to pay to each investor an amount in cash equal to 3% of the investor’s purchase price in the event the Company fails to file the initial registration statement with the SEC, or otherwise, 1% of the aggregate purchase price paid by such investor, as applicable if we fail to comply with the terms of the Registration Rights Agreement and certain other conditions, on each monthly anniversary.

The net proceeds from these private placements have been and will be used for operating purposes and to fund drilling and development activities, and acquisitions from the XOG Group.

In addition, the Company may also seek to utilize various financing sources, including the issuance of (i) fixed and floating rate debt, (ii) convertible securities, (iii) preferred stock, (iv) common stock and (v) other securities. ASEC may also sell assets and issue securities in exchange for oil and natural gas related assets.

Liquidity.  The Company’s principal sources of short-term liquidity are cash on hand and operational cash flow.  At June 30, 2011, the Company had cash and cash equivalents of $292,079. At August 1, 2011, the Company had cash and cash equivalents of $9,228,151.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act.  Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act were not effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Our disclosure controls and procedures are expected to include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

At June 30, 2011 and December 31, 2010, the Company had limited internal accounting staff and relied on external contract accountants to assist in financial statement preparation and reconciliation.   The Company’s historical operations have been derived on a carve-out basis from the books and records of related party entities that have not been previously audited.  ASEC is in the process of incorporating the historical supporting records and documentation from XOG into ASEC's core financial records and documentation.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2011, management continued to implement a program to appropriately address the effectiveness of internal controls with the objective to be in compliance with Rule 13a-15(e) of the Exchange Act as follows:

Accounting Department.  The Company has hired a Controller and Director of External Reporting to review, monitor and prepare financial reports.

Accounting Software and Supporting Records.  The Company has implemented an oil and gas accounting software system.  This system has been used as the core system for all financial data and internal controls since the Company’s formation and the acquisition of oil and gas properties on May 1, 2010.  The Company is currently in the process of incorporating the historic financial transactions of XOG Group related to these properties into the new system.  Management has also engaged a regional consulting firm in Midland, Texas to assist in the data transfer and supporting records for acquisitions made by the Company in the first quarter of 2011.

Documentation of Internal Control Systems.  The Company is in the process of documenting all initial internal control systems and the Company is in the process of defining it plans to be fully compliant with SEC Rule 1-02 (4).  Management identified and a subsequent to the quarter close, engaged Hein & Associates to assist the Company to meet the SEC’s requirements for internal controls.

PART II

Item 1. Legal Proceedings

See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Commission on March 8, 2011, as amended by Amendment No. 1 on Form 10-K filed by the Company with the Commission on March 22, 2011, for additional discussion of legal proceedings which are incorporated into Part II, Item 1. “Legal Proceedings” by reference.

Item 1A. Risk Factors

Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, includes a detailed discussion of our risk factors.  For the six months ended June 30, 2011, there are no material changes in our risk factors as previously described in our Annual Report on Form 10-K.

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

In connection with the February 1, 2011 and March 31, 2011 private placement offering, the Company granted to the investors registration rights pursuant to a Registration Rights Agreement, dated February 1, 2011 and March 31, 2011, in which the Company agreed to register all of the related private placement common shares and warrants within thirty (30) calendar days after February 1, 2011 and March 31, 2011, and use its best efforts to have the registration statement declared effective within one hundred twenty (120) calendar days.  Upon the Company’s failure to comply with the terms of the Registration Rights Agreement and certain other conditions, the Company will be required to pay to each investor an amount in common stock equal to one percent (1%) per month of the aggregate purchase price paid by such investor, up to 6% of the aggregate stock purchase price.  As the Company did not register the shares within thirty calendar days of February 1, 2011 and March 31, 2011, they are required to pay in common stock 1% of the aggregate purchase price.  For the six months ended June 30, 2011, the Company accrued $1,408,072 of delinquent registration fees which are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

July 15, 2011 Private Placement- On July 15, 2011, the Company completed a closing of an offering of securities for total subscription proceeds of approximately $13 million through the issuance of (i) 2,260,870 shares of our common stock at a price of $5.75 per share, (ii) Series A warrants to purchase 1,130,435 shares of common stock at a per share exercise price of $9.00; and (iii) Series B warrants to purchase a number of shares of common stock, which shall only be exercisable if (A) the market price (as defined below) of our common stock on the 30th trading day following the earlier of (i) the effective date of a registration statement to sell the shares of common stock and the Series A warrant shares, and (ii) the date on which the purchasers in the private placement can freely sell the shares of common stock pursuant to Rule 144 promulgated under the Securities Act without restriction (the “Eligibility Date”) is less than the purchase price in the offering or $5.75; and (B) upon certain dilutive occurrences.

If made exercisable pursuant to (A) in the preceding sentence, the Series B warrants will become immediately exercisable and will have an exercise price of $0.001 per share to purchase a number of shares of our common stock such that the aggregate average price per share purchased by the investors is equal to the market price (defined as the average of volume weighted average price for each of the previous 30 days as reported on the Over-The-Counter Bulletin Board during the 30 trading days preceding the measurement date).

In connection with the July 15, 2011 private placement offering, we granted to the investors registration rights pursuant to a Registration Rights Agreement, dated July 15, 2011, in which we agreed to register all of the related private placement common shares and common shares underlying the Series A warrants within forty-five (45) calendar days after July 15, 2011, and use its best efforts to have the registration statement declared effective within one hundred twenty (120) calendar days (or 150 calendar days upon a full review by the SEC). We will be required to pay to each investor an amount in cash equal to 3% of the investor’s purchase price in the event the Company fails to file the initial registration statement with the SEC, or otherwise, 1% of the aggregate purchase price paid by such investor, as applicable if we fail to comply with the terms of the Registration Rights Agreement and certain other conditions, on each monthly anniversary.

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

10.2		Form of Warrant for the February Private Placement [incorporated by reference to Exhibit 10.2 to the February 1,2011 8-K]

10.3	(a)	Registration Rights Agreement for the February Private Placement [incorporated by reference to Exhibit 10.3 to Second February 1, 2011, 8-K]

	(b)	Amendment No.1 to the Registration Rights Agreement for the February Private Placement [incorporated by reference to Exhibit 10.2 to First April 1, 2011 8-K]

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

10.9
Securities Purchase Agreement for the July Private Placement [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 15, 2011 (the “July 15, 2011 8-K”)]

10.10		Form of Series A Warrant for the July Private Placement [incorporated by reference to Exhibit 10.2 to the July 15, 2011 8-K]

10.11		Form of Series B Warrant for the July Private Placement [incorporated by reference to Exhibit 10.3 to the July 15, 2011 8-K]

10.12		Registration Rights Agreement for the July Private Placement [incorporated by reference to Exhibit 10.4 to the July 15, 2011, 8-K]

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STANDARD ENERGY CORP.

Date: August 15, 2011	By:	/s/ Scott Feldhacker
Scott Feldhacker
Chief Executive Officer and Director

Date: August 15, 2011	By:	/s/ Scott Mahoney
Scott Mahoney, CFA
Chief Financial Officer