Form 10-Q/A
period 2011-06-30
American Standard Energy Corp.
filed 2011-08-17
CIK 1349976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 and filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2011 (the “Form 10Q”) is to file Exhibits 31.1, 31.2, 32.1 and 32.2 thereto which were inadvertently omitted from the Form 10-Q.  Additionally, this Amendment amends the Form 10-Q to include disclosure that the Interactive Date Files required to be submitted with the Form 10-Q pursuant to Rule 405 of Regulation S-T will be furnished in a subsequent amendment of the Form 10-Q in accordance with the rules of the SEC.

This Amendment does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing date of the Form 10-Q.

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
Operating revenues:
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

American Standard Energy Corp. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,623,917)	$(2,204,443)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	1,572,287	786,383
Exploration expenses	-	247,463
Accretion of asset retirement obligations	6,650	8,172
Non-cash stock compensation expense	4,159,219	3,198,892
Non-cash accrual for stock penalties expense	1,408,072	-
Deferred income taxes	-	96,228
Changes in operating assets and liabilities:
Oil and gas sales receivable	(3,749,565)	(176,086)
Other current assets	(981,861)	-
Accounts payable and accrued liabilities	(2,680,914)	917,324

Net cash (used in) provided by operating activities	(4,890,029)	2,873,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property additions	(7,748,057)	(7,213,949)
Increase in deposit on pending acquistion	(13,500,000)	-

Net cash used in investing activities	(21,248,057)	(7,213,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in parent net investment	-	4,340,016
Cash payment to affiliate - deemed distribution	(10,000,000)	-
Proceeds from the sale of stock, net	34,352,471	-
Proceeds from stock subscription receivable	1,557,698	-

Net cash provided by financing activities	25,910,169	4,340,016

Net decrease in cash and cash equivalents	(227,917)	-

Cash and cash equivalents at beginning of period	519,996	3,800

Cash and cash equivalents at end of period	$292,079	$3,800

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Additions and revisions to asset retirement cost and related obligation	$51,750	$-
Deemed contribution for properties acquired	$1,257,000	$-
Deemed distribution for working capital not acquired in property acquisitions	$688,050	$-

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

In the view of management, the most accurate and transparent method of allocating G&A expenses is by using the historical cost basis of the Acquired Properties divided by the cost basis of the total oil and gas assets of the XOG Group.  Using this method, G&A expense allocated to the Acquired Properties f or the three and six months ended June 30, 2011 and 2010, was approximately $-0-, $36,129, $149,284 and $291,282, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation at fair value in accordance with the provisions of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation”, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the consolidated statements of operations  pro ratably over the employee’s or non-employee’s requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is generally determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of the Company’s common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the six months ended June 30, 2011 and 2010 . The Company provides compensation benefits to employees and non-employee directors under share-based payment arrangements, including various employee stock option plans. See Note C for further discussion of the Company’s stock-based compensation plans.

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

The following table summarizes the stock options available and outstanding as of June 30, 2011, as well as activity during the six months then ended:

	Options	Outstanding Options
	Available for Grant Under 2010 Plan	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2010	6,000,000	3,725,000	$1.60
Granted inside the paln	(5,800,000)	5,800,000	$7.45
Granted outside of plan	-	140,000	$7.88
Exercised	-	(760,000)	$1.50
Balance at June 30, 2011	200,000	8,905,000	$5.52

The options outstanding as of June 30, 2011 have been segregated into 2 ranges for additional disclosure as follows:

	Outstanding Options			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$1.50 - $3.00	2,965,000	$1.63	8.83	90,000	$2.70
$7.00 - $8.00	5,940,000	$7.46	9.76	90,000	$7.81
	8,905,000	$5.52	9.45	180,000	$5.25

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

Note G.  Related Party Transactions

XOG .  XOG is currently contracted to operate the existing wells held by the Company in the Permian Basin region. XOG historically performed this service for Geronimo and CLW. XOG, Geronimo and CLW hold a combined majority stock position in the Company and these companies are considered related parties to the Company. As a result, accounts receivable and accounts payable due from/to XOG are classified as accounts receivable and payables due from/to a related party.

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

Note I.  Subsequent Events

Permian Basin Drilling Program- On June 1, 2011 the Company authorized XOG Operating LLC to enter into a binding contract with Cambrian Management, Ltd. (“Cambrian”). The Company retained Cambrian   to act as a third party consultant to XOG and the Company for the drilling, completion and initial operation of an initial 10-well drilling program in Andrews County.  This contract carries a binding commitment to drill a minimum of three wells at a cost of approximately $5,650,000.  At the Company’s discretion, Cambrian would continue to be retained for the remainder of the drilling program.  Subsequent to this engagement, XOG has contracted two rigs, and spud the first well under this contract on July 19, 2011, spud a second well on July 25, 2011 and a third well on August 8, 2011.

July 15, 2011 Private Placement - On July 15, 2011, the Company completed a closing of an offering of securities for total subscription proceeds of approximately $13 million through the issuance of (i) 2,260,870 shares of our common stock at a price of $5.75 per share,   (ii) Series A warrants to purchase 1,130,435 shares of common stock at a per share exercise price of $9.00; and (iii) Series B warrants to purchase a number of shares of common stock, which shall only be exercisable if (A) the market price (as defined below) of our common stock on the 30th trading day following the earlier of (i) the effective date of a registration statement to sell the shares of common stock and the Series A warrant shares, and (ii) the date on which the purchasers in the private placement can freely sell the shares of common stock pursuant to Rule 144 promulgated under the Securities Act without restriction (the “Eligibility Date”) is less than the purchase price in the offering or $5.75; and (B) upon certain dilutive occurrences.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   Forward-looking statements discuss matters that are not historical facts .   Because they discuss future events or conditions, forward-looking statements may include words such as “believe,” “intend,” “could,” “should,” “would,” “may,” “seek,” “might,” “will,” “potential,” “expect,” “anticipate,” “project,” “estimate,” “predict,” “plan” and similar expressions, or the negative thereof.  In particular, statements, expressed or implied, concerning future operating results, the ability to replace or increase reserves, or to increase production, or the ability to generate income or cash flows are by nature, forward-looking statements.  These statements are based on certain assumptions and analyses made by the management of the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  However, forward-looking statements are not guarantees of performance and no assurance can be given that these expectations will be achieved.

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

March Acquisition.   On March 1, 2011, the Company en tered into a Purchase of Partial Leaseholds Agreement with Geronimo, whereby the Company purchased certain mineral rights leaseholds held on properties in the Bakken Shale Formation in North Dakota (the “Bakken Properties”). In consideration for the Bakken Properties the Company paid XOG Group $3,000,000 cash and issued 883,607 shares of common stock valued at $5,787,626.  The acquisition of the Bakken Properties from XOG Group was a transaction under common control and accordingly, the Company recognized the assets and liabilities acquired at their historical carrying values.  As a result, the historical assets, liabilities and operations of the Bakken Properties have been included in the consolidated financial statements of the Company on a retrospective basis for all periods presented.

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

July 15, 2011 Private Placement - On July 15, 2011, the Company completed a closing of an offering of securities for total subscription proceeds of approximately $13 million through the issuance of (i) 2,260,870 shares of our common stock at a price of $5.75 per share, (ii) Series A warrants to purchase 1,130,435 shares of common stock at a per share exercise price of $9.00; and (iii) Series B warrants to purchase a number of shares of common stock, which shall only be exercisable if (A) the market price (as defined below) of our common stock on the 30th trading day following the earlier of (i) the effective date of a registration statement to sell the shares of common stock and the Series A warrant shares, and (ii) the date on which the purchasers in the private placement can freely sell the shares of common stock pursuant to Rule 144 promulgated under the Securities Act without restriction (the “Eligibility Date”) is less than the purchase price in the offering or $5.75; and (B) upon certain dilutive occurrences.

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

Management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2010.  In making this assessment, management used the framework criteria described in   Internal Control — Integrated Framework   issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Based on this assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010, due to the material weakness described below .

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

July 15, 2011 Private Placement - On July 15, 2011, the Company completed a closing of an offering of securities for total subscription proceeds of approximately $13 million through the issuance of (i) 2,260,870 shares of our common stock at a price of $5.75 per share, (ii) Series A warrants to purchase 1,130,435 shares of common stock at a per share exercise price of $9.00; and (iii) Series B warrants to purchase a number of shares of common stock, which shall only be exercisable if (A) the market price (as defined below) of our common stock on the 30th trading day following the earlier of (i) the effective date of a registration statement to sell the shares of common stock and the Series A warrant shares, and (ii) the date on which the purchasers in the private placement can freely sell the shares of common stock pursuant to Rule 144 promulgated under the Securities Act without restriction (the “Eligibility Date”) is less than the purchase price in the offering or $5.75; and (B) upon certain dilutive occurrences.

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

10.10		Form of Series A Warrant for the July Private Placement [incorporated by reference to Exhibit 10.2 to the July 15, 2011 8-K]

10.11		Form of Series B Warrant for the July Private Placement [incorporated by reference to Exhibit 10.3 to the July 15, 2011 8-K]

10.12		Registration Rights Agreement for the July Private Placement [incorporated by reference to Exhibit 10.4 to the July 15, 2011, 8-K]

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

101		Interactive Data File (Form 10Q for the quarterly period ended June 30, 2011 furnished in XBRL).*

 * The Company will furnish Exhibit 101 within 30 days of the filing date of this Form 10-Q, as permitted under the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STANDARD ENERGY CORP.

Date: August 17, 2011	By:	/s/ Scott Feldhacker
Scott Feldhacker
Chief Executive Officer and Director

Date: August 17, 2011	By:	/s/ Scott Mahoney
Scott Mahoney, CFA
Chief Financial Officer