Form 10-Q/A
period 2011-06-30
American Standard Energy Corp.
filed 2011-09-14
CIK 1349976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 2

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
Yes ☒ No ☐

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

As of August 15, 2011, there were 40,204,333 shares of common stock, $.001 par value per share, outstanding.

EXPLANATORY NOTE

American Standard Energy Corp. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (the “Second Amendment”) to the Company’s Quarterly Report on Form 10-Q (the “Original 10-Q”) for the period ended June 30, 2011 and filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2011 (the “Original Filing Date”), as amended by Amendment No. 1 on Form 10-Q/A filed with the SEC on August 17, 2011 (the “First Amendment” and, together with the Original 10-Q, the “Form 10-Q”) solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Second Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

10.10		Form of Series A Warrant for the July Private Placement [incorporated by reference to Exhibit 10.2 to the July 15, 2011 8-K]

10.11		Form of Series B Warrant for the July Private Placement [incorporated by reference to Exhibit 10.3 to the July 15, 2011 8-K]

10.12		Registration Rights Agreement for the July Private Placement [incorporated by reference to Exhibit 10.4 to the July 15, 2011, 8-K]

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [incorporated by reference to Exhibit 31.1 to the Form 10-Q]

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes -Oxley Act of 2002. [incorporated by reference to Exhibit 31.2 to the Form 10-Q]

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.  [incorporated by reference to Exhibit 32.1 to the Form 10-Q]

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.  [incorporated by reference to Exhibit 32.2 to the Form 10-Q]

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Schema

101.CAL	*	XBRL Taxonomy Calculation Linkbase

101.DEF	*	XBRL Taxonomy Definition Linkbase

101.LAB	*	XBRL Taxonomy Label Linkbase

101.PRE	*	XBRL Taxonomy Presentation Linkbase

* Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AMERICAN STANDARD ENERGY CORP.

Dated: September 14, 2011	By:	/s/ Scott Feldhacker
Scott Feldhacker
Chief Executive Officer and Director

Dated: September 14, 2011	By:	/s/ Scott Mahoney
Scott Mahoney, CFA
Chief Financial Officer