Form 10-Q
period 2012-03-31
American Standard Energy Corp.
filed 2012-05-10
CIK 1349976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 10, 2012, there were 46,377,353 shares of common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American Standard Energy Corp. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2012	2011
Current assets:
Cash and cash equivalents	$1,860,013	$733,049
Oil and gas sales receivables - related parties	1,616,940	1,556,414
Oil and gas sales receivables	2,031,365	639,714
Other current assets	34,935	308,208
Total current assets	5,543,253	3,237,385

Oil and natural gas properties at cost, successful efforts method
Proved	86,893,989	76,919,789
Unproved	89,369,312	25,212,635
Accumulated depletion and depreciation	(15,595,112)	(14,310,006)
Total oil and natural gas properties, net	160,668,189	87,822,418

Debt issuance costs, net of amortization of $196,438	1,731,301	720,175
Prepaid drilling costs	2,549,660	2,590,356
Deposit on properties with affiliate	-	1,500,000
Other assets, net of accumulated depreciation of $9,005 and $7,380	22,778	24,403

Total assets	$170,515,181	$95,894,737

Current liabilities:
Accounts payable - trade	$5,627,187	$3,373,262
Accounts payable and accrued liabilities - related parties	9,704,450	8,574,017
Accrued compensation expense and withholding taxes	3,693,669	1,338,308
Commodity derivatives	354,422	243,996
Other accrued liabilities	178,132	36,665
Total current liabilities	19,557,860	13,566,248

Term loan and revolving credit facility, net of discount of $9,333,118	11,624,970	7,262,832
Pentwater note, net of discount of $5,163,700	14,878,522	-
Geronimo note	35,171,237	-
Asset retirement obligations	419,503	394,177
Commodity derivatives	517,667	421,964
Warrant derivative liabilities	1,157,894	15,298,658
Total liabilities	83,327,653	36,943,879

Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value; 1,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 45,584,046 shares issued and 45,377,353 shares outstanding at March 31, 2012 and 40,178,060 shares issued and 39,971,367 shares outstanding at December 31, 2011	45,584	40,178
Additional paid-in capital	144,515,693	75,504,243
Treasury stock, 206,693 shares at cost	(1,116,514)	(1,116,514)
Accumulated deficit	(56,257,235)	(15,477,049)
Total stockholders' equity	87,187,528	58,950,858

Total liabilities and stockholders' equity	$170,515,181	$95,894,737

American Standard Energy Corp. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating revenues:
Oil & natural gas revenues	$5,094,818	$2,388,493
Loss on sale of oil and natural gas leases	(110,943)	-
	4,983,875	2,388,493
Operating costs and expenses:
Oil and natural gas production costs	2,390,932	807,344
General and administrative (including non-cash stock-based compensation of $33,805,391 and $564,721)	36,932,058	1,725,638
Depreciation, depletion and amortization	1,286,731	609,190
Accretion of discount on asset retirement obligations	6,898	4,165

Total operating costs and expenses	40,616,619	3,146,337

Loss from operations	(35,632,744)	(757,844)

Other income (expense), net:
Realized and unrealized loss on commodity derivatives	(270,695)	-
Interest expense (including accretion of debt discount of $822,792)	(1,618,599)	-
Realized and unrealized expense on warrant derivatives	(3,258,148)	-
Total other income (expense), net	(5,147,442)	-

Loss before income taxes	(40,780,186)	(757, 844)

Income tax benefit	-	-

Net loss	$(40,780,186)	$(757,844)

Weighted average common shares outstanding	41,515,450	32,154,300
Loss per share-basic and diluted	$(0.98)	$(0.02)

American Standard Energy Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,780,186)	$(757,844)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,286,731	609,190
Accretion of debt discount	822,792	-
Amortization of debt issue costs	127,254	-
Unrealized loss on commodity derivative	206,129	-
Unrealized expense on warrant derivatives	195,228	-
Capitalized interest on notes	213,459	-
Accretion of asset retirement obligations	6,898	4,165
Loss on sale of oil and natural gas leases	110,943	-
Warrant modification consideration including $1.1m note increase	3,062,920	-
Stock-based compensation expense	33,805,391	564,721
Changes in operating assets and liabilities:
Oil and natural gas sales receivables	(1,452,177)	(2,054,017)
Other current assets	12,526	7,850
Accounts payable and accrued liabilities	2,562,916	30,802

Net cash provided by (used in) operating activities	180,824	(1,595,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property additions	(18,643,525)	(6,454,426)
Prepaid drilling costs	(2,549,660)	-
Proceeds from sale of oil and natural gas leases	589,506	-
Deposit on properties with affiliate	-	-

Net cash used in investing activities	(20,603,679)	(6,454,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payment to Geronimo - deemed distribution	-	(10,000,000)
Proceeds from the sale of stock, net	-	34,352,471
Proceeds from stock subscription receivable	-	1,557,698
Proceeds from draws on term loan	2,688,199	-
Proceeds from Penwater note	20,000,000	-
Debt issuance costs paid	(1,138,380)	-

Net cash provided by financing activities	21,549,819	25,910,169

Net increase in cash and cash equivalents	1,126,964	17,860,610

Cash and cash equivalents at beginning of period	733,049	519,996

Cash and cash equivalents at end of period	$1,860,013	$18,380,606

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$312,595	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and accrued liabilities for oil and natural gas properties additions	$3,318,270	$-
Reclassification of pre-paid drilling costs to oil and natural gas properties	$2,590,356	$-
Additions and revisions to asset retirement cost and related obligation	$18,428	$-
Issuance of Geronimo Note for purchase of oil and natural gas properties	$35,000,000	$-
Reclassification of warrants' value previously recorded as a liability	$14,335,992	$-
Discount on debt - Pentwater warrants	$5,412,553	$-
Property acquired from Geronimo for shares of common stock	$13,500,000	$5,787,626
Stock and warrants subscription receivable	$-	$1,912,063
Deemed contribution for properties acquired	$-	$1,257,000
Deemed distribution for acquisition of properties	$-	$641,701
Deemed distribution for working capital no acquired in property acquisitions	$-	$688,050

American Standard Energy Corp. and Subsidiary

Consolidated Statements of Stockholders' Equity

Three months ended March 31, 2012

(Unaudited)

	Common Stock			Treasury Stock
	Shares	Value	Additional paid-in capital	Shares	Value	Accumulated (deficit)	Total stockholders' equity
Balance at December 31, 2011	40,178,060	$40,178	$75,504,243	206,693	$(1,116,514)	$(15,477,049)	$58,950,858

Cashless exercise of warrants	325,986	326	(326)	-	-	-	-
Shares issued in March 2012 for acquisition of properties from Geronimo recorded at fair value	5,000,000	5,000	13,495,000	-	-	-	13,500,000
Issuance of Restricted Stock	80,000	80	194,320	-	-	-	194,400
Reclassification of warrants' value previously recorded as a liability	-	-	14,335,992	-	-	-	14,335,992
Modification consideration (Series C warrants)	-	-	1,962,920	-	-	-	1,962,920
Assigned value of warrants issued with Pentwater note	-	-	5,412,553	-	-	-	5,412,553
Stock-based compensation expense	-	-	33,610,991	-	-	-	33,610,991
Net loss	-	-	-	-	-	(40,780,186)	(40,780,186)
Balance at March 31, 2012	45,584,046	$45,584	$144,515,693	206,693	$(1,116,514)	$(56,257,235)	$87,187,528

American Standard Energy Corp. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2012 and December 31, 2011

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

Uncle Al’s Famous Hot Dogs & Grille, Inc. (“FDOG”) was incorporated as National Franchise Directors, Inc., under the laws of the State of Delaware on March 4, 2005.  On October 1, 2010, FDOG entered into a Share Exchange Agreement (the “Agreement”), dated October 1, 2010, with its then controlling shareholder and Nevada ASEC, a privately-held oil exploration and production company owned substantially by the XOG Group.  Pursuant to the Agreement, FDOG (1) spun-off its franchise rights and related operations to its controlling shareholder in exchange for and cancellation of 25,000,000 shares of FDOG’s common stock and (2) acquired 100% of the outstanding shares of common stock of ASEC and additional consideration of $25,000 from the ASEC shareholders. In exchange for the ASEC stock and the additional consideration, the XOG Group was issued approximately 22,000,000 shares of FDOG’s common stock on the closing date of the Share Exchange Agreement. As a result, Nevada ASEC owners acquired control of FDOG and the transaction was accounted for as a recapitalization with Nevada ASEC as the accounting acquirer of FDOG. Accordingly, as a result of the recapitalization, the financial statements of Nevada ASEC became the historical financial statements of FDOG. In connection with the Share Exchange Agreement, FDOG changed its name to American Standard Energy Corp., a Delaware corporation (the “Company”).  Nevada ASEC and ASEN 2, Corp. (“ASEN 2”) are wholly-owned subsidiary of the Company. ASEN 2 was incorporated on January 25, 2012.

A history of the Company’s property acquisitions from the XOG Group accounted for as a transaction under common control through March 31, 2012 is as follows:

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

In addition to the above, see Note J for recent acquisitions from XOG Group accounted for at fair value.

Note B. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany balances and transactions have been eliminated.

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

Oil and Gas Sales Receivable

Through the Company’s ownership of leasehold interests, oil and natural gas production is sold to purchasers generally on an unsecured basis. Allowances for doubtful accounts are determined based on management's assessment of the creditworthiness. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts will be generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. Management concluded that no allowance for doubtful accounts was necessary at March 31, 2012 and December 31, 2011. Management believes that the lack of allowance for doubtful accounts is adequate; however, actual write-offs may exceed the recorded allowance.

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

Costs of significant nonproducing properties, wells in the process of being drilled and development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined. These unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling plans, the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. Amounts capitalized to oil and natural gas properties excluded from depletion at March 31, 2012 and December 31, 2011 were $89,369,312 and $25,212,635, respectively. During the three months ended March 31, 2012 and 2011 the Company recorded no impairment of unproved properties.

Management of the Company reviews its oil and natural gas properties for impairment by amortization base or by individual well for those wells not constituting part of an amortization base whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value (discounted future cash flows) of the properties is recognized at that time. Estimating future cash flows involves the use of judgments, including estimation of the proved and unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. During the three months ended March 31, 2012 and 2011 the Company recorded no impairments of proved properties.

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

Oil and Natural Gas Sales and Imbalances

Oil and natural gas revenues are recorded at the time of delivery of such products to pipelines for the account of the purchaser or at the time of physical transfer of such products to the purchaser. The Company follows the sales method of accounting for oil and natural gas sales, recognizing revenues based on the Company's share of actual proceeds from the oil and natural gas sold to purchasers. Oil and natural gas imbalances are generated on properties for which two or more owners have the right to take production "in-kind" and in doing so take more or less than their respective entitled percentage. The Company does not have any oil and natural gas imbalances.

Debt Issuance Costs

In September 2011, the Company entered into a $300 million credit facility with Macquarie Bank Limited (“Macquarie”). In February 2012, the Company entered into a $20 million convertible note with Pentwater Equity Opportunities Master Fund Ltd. and PWCM Master Fund Ltd. (collectively, “Pentwater”). The Company incurred costs related to these facilities that were capitalized on the Consolidated Balance Sheet as “Debt Issuance Costs”. Included in the Debt Issuance Costs are direct costs paid to third parties for broker fees and legal fees. The total amount capitalized for Debt Issuance Costs is $1,927,739 for the combined Macquarie and Pentwater debt issuances. The capitalized costs will be amortized over the term of the facility using the effective interest rate method. The amortization for the three months ended March 31, 2012 and 2011 was $127,254 and $0, respectively.

Warrant Derivative Liabilities

Warrants that contain “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 815 are measured at fair value and liability-classified under ASC 815, Derivatives and Hedging. Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The fair value of these warrants is determined using a Monte Carlo Simulation Analysis and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.

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

General and Administrative Expense

In addition to general and administrative (“G&A”) costs incurred directly by the Company, the accompanying financial statements include an allocated portion of the actual costs incurred by the XOG Group for G&A expenses. The amounts allocated to the properties are for the period prior to ownership by Nevada ASEC and ASEN 2.  These allocated costs are intended to provide the reader with a reasonable approximation of what historical administrative costs would have been related to the Acquired Properties had the Acquired Properties existed as a stand-alone company.

In the view of management, the most accurate and transparent method of allocating G&A expenses is by using the historical cost basis of the Acquired Properties divided by the cost basis of the total oil and gas assets of the XOG Group.  Using this method, G&A expense allocated to the Acquired Properties for the three months ended March 31, 2012 and 2011 was approximately $0 and $36,129, respectively.

Treasury Stock

The Company utilizes the cost method for accounting for its treasury stock acquisitions and dispositions.

Stock-Based Compensation

The Company accounts for stock-based compensation at fair value in accordance with the provisions of ASC Topic 718, “Stock Compensation”, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the consolidated statements of operations  pro ratably over the employee’s or non-employee’s requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is generally determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of the Company’s common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the three months ended March 31, 2012 and 2011. The Company provides compensation benefits to employees and non-employee directors under share-based payment arrangements, including various employee stock option plans. See Note C for further discussion of the Company’s stock-based compensation plans.

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

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between two willing parties. The carrying amount of cash, oil and gas sales receivable, other current assets, accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

Loss per Common Share

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted earnings (loss) per share is computed based upon the weighted-average number of common shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.

Weighted-average number of shares for the three months ended March 31, 2011 was computed on a pro forma basis as if the 883,607 common shares issued to the XOG Group in connection with the Company’s acquisition of the Acquired Properties during 2011, and the 285,716 shares purchased by Randall Capps in the February 2011 private placement were issued and outstanding for all periods presented.  As of March 31, 2012, 10,090,760 stock options and 15,259,275 shares of common stock underlying warrants were excluded from the calculation due to being anti-dilutive. As of March 31, 2011, 3,755,000 stock options and 4,049,464 warrants were excluded from the calculation due to being anti-dilutive.

Derivative Instruments and Price Risk Management

The Company uses derivative instruments from time to time to manage market risks resulting from fluctuations in the prices of crude oil and natural gas. The Company may periodically enter into derivative contracts, including price swaps, caps and floors, which require payments to (or receipts from) counterparties based on the differential between a fixed price and a variable price for a fixed quantity of crude oil or natural gas without the exchange of underlying volumes. The notional amounts of these financial instruments are based on expected production from existing wells. The Company has, and may continue to use, exchange-traded futures contracts and option contracts to hedge the delivery price of crude oil at a future date.

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

Note C.  Stockholders' Equity

Founders Stock

On April 13, 2010, the Company issued 1,887,755 shares of its common stock to non-management individuals.

On April 13, 2010, the Company issued 2,193,877 shares of its common stock to management.  These shares are restricted and were originally scheduled to vest over four years.  The Company valued these shares at $1.47 per share.

On April 16, 2011, 548,655 shares of founder’s stock issued to management vested.  The Company estimated that $1,338,308 in federal and state withholding taxes is due related to this vesting, which has been recorded as an accrued liability on the accompanying balance sheet as of March 31, 2012 and December 31, 2011.  The holders of these shares have remitted to the Company 206,693 shares of the Company’s common stock valued with a market price of $5.40 per share when remitted to cover the withholding requirements.  The stock remittance is included in the accompanying statement of stockholders’ equity as treasury stock at March 31, 2012 and December 31, 2011.

On February 13, 2012, the board of directors of the Company approved the immediate vesting of a total of 1,568,877 restricted shares of the Company’s common stock previously issued to the chief executive officer, president and chief financial officer as founders stock which were to vest in equal portions annually through April 16, 2014. The Company recorded compensation expense for these shares of $1,797,993 for the three months ended March 31, 2012 and $201,563 for the three months ended March 31, 2011.

The Company subsequently completed the evaluation of the taxable amount due and remitted the appropriate tax to the IRS in April 2012.  In addition, in accordance with the founder’s stock agreements for each of the officers, the Company is required to reimburse a portion of these withholding taxes to the officers.  Based upon the agreements, the Company estimates that it will be required to reimburse a total of $3,135,413 to these officers by December 31, 2012.  Of this amount, $1,797,105 is included in general and administrative expenses and in accrued compensation due to officers as of March 31, 2012. Additionally, $558,256 was paid to the IRS in April 2012 and was included in accrued liabilities as of March 31, 2012.

Restricted Stock

As part of a comprehensive review of compensation, compensation expense, and shareholder dilution, the Board of Directors granted 20,000 shares of restricted Common Stock to each of our three executive officers and one of our employees on March 30, 2012. The restricted stock was valued on the date of grant at $2.43 per share and recorded as stock-based compensation expense of $194,400 for the three months ended March 31, 2012.

Private Placements of Common Stock and Warrants

On February 1, 2011, the Company closed a private placement offering raising proceeds of $15,406,755 through the issuance of (i) 4,401,930 shares of common stock at a price of $3.50 per share and (ii) two series of five-year warrants each exercisable into 1,100,482 shares of common stock at exercise prices of $5.00 and $6.50 per share, respectively.  The Company also issued to the placement agents warrants to purchase up to 317,117 shares of common stock, the terms and exercise price are the same as investors under this private placement offering.  The shares and warrants were sold to certain accredited investors.  Subject to certain conditions, the Company has the right to call for the exercise of such warrants.  The Company incurred costs of $0.8 million in connection with this offering. On February 9, 2012, the investors agreed to waive certain anti-dilution rights with respect to the warrants and certain participation rights.

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

On July 15, 2011, the Company closed a private placement offering of $12,980,003 through the issuance of (i) 2,260,870 shares of our common stock at a price of $5.75 per share, (ii) Series A warrants to purchase 1,130,435 shares of common stock at a per share exercise price of $9.00 subject to certain adjustment provisions; and (iii) Series B warrants at a per share exercise price of $0.001 to purchase a number of shares of common stock, which became exercisable on the 30th trading day following the date on which the purchasers in the private placement were able to freely sell the shares of common stock pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, without restriction (the Eligibility Date”) as the market price of the common stock was less than the purchase price in the offering or $5.75.

Pursuant to the terms of the Series B warrants, on the Eligibility Date the investors had the right to purchase a number of shares of our common stock such that the aggregate average price per share purchased by the investors was equal to the market price (defined as the average of volume weighted average price for each of the previous 30 days as reported on the Over-The-Counter Bulletin Board during the 30 trading days preceding the measurement date).  Certain holders of Series B warrants agreed to limit their right to adjustments in certain circumstances such that the total number of shares of common stock underlying the Series B warrants was set at 2,239,029. See Note G.  Derivative warrant instruments (liabilities) and warrants—Warrant Adjustments. Exclusive of the non-cash warrant expense, the Company incurred costs of approximately $1.0 million in connection with this offering.

In connection with the February 1, 2011 and March 31, 2011 private placement offerings, the Company granted to the investors registration rights pursuant to Registration Rights Agreements, dated February 1, 2011 and March 31, 2011, in which the Company agreed to register all of the related private placement common shares and shares of common stock underlying the warrants within thirty (30) calendar days after February 1, 2011 and March 31, 2011, and use its best efforts to have the registration statement declared effective within one hundred twenty (120) calendar days of the applicable filing date.  Upon the Company’s failure to comply with the terms of the Registration Rights Agreement and certain other conditions, the Company was required to pay to each investor an amount in common stock equal to one percent (1%) per month of the aggregate purchase price paid by such investor, up to 6% of the aggregate stock purchase price.  As the Company did not register the shares within thirty calendar days of February 1, 2011 and March 31, 2011, the Company was required to pay in common stock 1% of the aggregate purchase price. Shares distributed were calculated based on the price of issuance of $3.50 per share for the February 1, 2011 private placement offering and $5.75 per share for the March 31, 2011 placement.  In November 2011, the Company remitted 459,074 additional shares, calculated by dividing the respective cash value of each private placements penalty by the respective unit price under which each private placement was funded. For the year ended December 31, 2011, the Company recognized $2,019,943 of delinquent registration penalties. No additional penalties were incurred and no additional expense was recognized in the current period.

Deferred Compensation Program

On April 15, 2010 and ratified on August 29, 2011, the Nevada ASEC’s Board of Directors approved the Nevada ASEC 2010 Deferred Compensation Program. Under this plan, the President and CEO are entitled to receive a one-time retainer fee consisting of options to purchase common stock in lieu of salary through December 31, 2010. The total number of shares underlying options granted under the plan was 1,600,000 in lieu of salary through December 31, 2010. The exercise price of the options is $1.50 and the options were to vest over 26.5 months.  These options have a ten-year life and had a grant date fair value of $1.09 per share. On March 30, 2012 the vesting on all remaining deferred compensation was accelerated and fully-vested at that date. For the three months ended March 31, 2012 and 2011, the Company recorded non-cash stock compensation expense of $394,868 and $197,434, respectively, related to the amortization of the fair value of these options which is included in general and administrative expenses.

Other Share Based Compensation

On August 29, 2011, the Company's Board of Directors adopted the Amended and Restated 2010 Equity Incentive Plan initially approved on April 15, 2010.  The amended plan provides for 12,000,000 shares to be eligible for issuance to officers, other key employees, directors and consultants.  Since April 15, 2010, the Board of Directors authorized the grants of 11,265,000 stock options under the 2010 Plan.

As part of a comprehensive review of compensation, compensation expense, and shareholder dilution, the Board of Directors approved the restructuring of stock options on March 30, 2012 (the “Modification Date”). Due to the modification, 2,400,000 options issued to certain officers were forfeited and 3,200,000 options were accelerated and became immediately vested. An additional 1,540,000 non-qualified options, 205,760 incentive stock options and 80,000 restricted shares (previously discussed) of common stock were granted to certain officers, directors, employees and a consultant. All modified options (including the newly issued options) were priced at the average of the open and closing share price of the Company’s common stock on March 30, 2012, which was $2.43 per share and became fully vested on the Modification Date.

For the three months ended March 31, 2012 and 2011, the Company recorded non-cash stock-based compensation expense of $31,418,129 and $197,084, respectively, related to other share based compensation which is included in general and administrative expenses.

The following table summarizes the stock options available and outstanding as of March 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Prior Outstanding as-of 12/31/2011:	10,745,000	$5.67	8.48	2,788,000

Grants:	1,745,760	$2.43	10.00	-

Exercises:	-	-

Forfeitures:	(2,400,000)	$7.51

Expirations:	-	-

Total Outstanding as-of 3/31/2012:	10,090,760	$2.13	8.70	$2,720,000

Total Exercisable as-of 3/31/2012:	10,090,760	$2.13	8.70	$2,720,000

Total Unvested as-of 3/31/2012:	-	-	-	-

Total Vested as-of 3/31/2012:	10,090,760	$2.13	8.70	$2,720,000

Black-Scholes option valuation method and the assumptions noted in the following table for March 31, 2012.  Expected volatilities are based on implied volatilities from the historical volatility of companies similar to the Company.  The expected term of the options granted used in the Black-Scholes model represent the period of time that options granted are expected to be outstanding.  The Company utilizes the simplified method for calculating the expected life of its options as the Company does not have sufficient historical data to provide a basis upon which to estimate the term.

	Range	Weighted Average

Volatility:	77.00%	77%

Risk-Free Interest Rate:	0.88% - 1.01%	0.94%

Expected Term (years):	4.34 - 5.00	4.51

Dividend Rate:	0.00%	0.00%

Fair Value Per Share on Grant Date:	$1.36 - $1.44	$1.38

The fair value of option grants during the three months ended March 31, 2012 was $585,899.

Note D.  Long term debt

Macquarie Credit Facility. On September 21, 2011, Nevada ASEC (the “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with the lenders party thereto and Macquarie Bank Limited (“Macquarie”) as administrative agent. The Credit Agreement is fully and unconditionally guaranteed by the Company (the “Guarantor”).  The Guarantor has pledged as collateral 100% of its stock in the Borrower.   The Borrower’s obligations under the Credit Agreement are secured by, among other assets, the Borrower’s interest in certain oil and gas properties and the hydrocarbons produced from such properties, as well as the proceeds of the sale of such hydrocarbons.

The Credit Agreement provides to the Borrower a revolving credit facility in an amount not to exceed $100 million and a term loan facility in an amount not to exceed $200 million. The interest rate on revolving loans is 30, 60 or 90 day LIBOR, as selected by the Borrower, plus a margin of 2.75% to 3.25% per annum (2.75% at March 31, 2012), based on the borrowing base utilization, and the interest rate on term loans is 30, 60 or 90 day LIBOR, as selected by the Borrower, plus a margin of 7.50%. The maturity date of the revolving credit facility is September 21, 2015 and the maturity date of the term loan facility is September 21, 2014.  As part of the Credit Agreement, the Borrower is required to comply with the financial covenants set forth in the Credit Agreement, including an interest coverage ratio, a current ratio, and a debt coverage ratio, as of the end of each calendar quarter.  Further, the Credit Agreement also limits the amount of general and administrative expenses the Company is permitted to incur in any calendar quarter.  The Company failed to comply with the current ratio covenant and incurred general and administrative expenses in excess of the limit contained in the Credit Agreement, in each case for the calendar quarter ended on March 31, 2012. The covenant violations were waived by Macquarie on May 10, 2012.

The initial borrowing base and amount drawn on the revolving credit facility was $12 million.  The debt was initially recorded net of a debt discount of $10,917,981 related to warrants issued to the lenders as disclosed below.  The debt discount will be amortized over the term of the credit facility. The outstanding amount on the revolving credit facility at March 31, 2012 was $13.1 million.  The borrowing base is re-determined semiannually based on the reserve reports by category, oil and gas future sales prices as determined by the lenders, and amount of expenses necessary to produce the oil and gas.

The table below reflects the breakdown of the components of the revolving credit facility at March 31, 2012:

Cash proceeds from revolver	$13,100,000
Cash proceeds from term loan	7,858,088
Total cash proceeds	$20,958,088
Discount on debt	(10,917,981)
Accretion of debt discount	1,584,863
Net revolving facility and term loan	$11,624,970

The term loan draws are subject to approval by Macquarie on a case by case basis. Each drilling program is submitted for approval and Macquarie may approve the program in its reasonable discretion. After Macquarie approves a program, the lenders are obligated to advance funds for development, subject to the satisfaction of the conditions precedent to advances set forth in the Credit Agreement. Alternatively, the Company may elect to submit successfully completed wells to the bank for review and reimbursement under the term loan. The outstanding balance on the term loan was $7,858,088 at March 31, 2012. Beginning on March 21, 2013, the Company will begin making monthly payments to amortize the term loan, each payment equal to the total outstanding term loan balance on that date divided by 18. Based on the outstanding balance of the term loan on March 31, 2012, the Company expects to pay $3,929,044 in each of the years 2013 and 2014.

In connection with the Credit Agreement, the Company issued to Macquarie Americas Corp. a five year warrant to purchase 5,000,000 shares of the Company’s common stock at a per share exercise price of $7.50. The warrant is exercisable on a cashless basis if there is no registration statement covering the underlying common stock. The warrant is also subject to customary anti-dilution provisions. The fair value of the 5,000,000 warrants issued to Macquarie was calculated using the Monte Carlo valuation model based on factors present at the time of closing. Macquarie can exercise these warrants at any time until the warrants expire in July 2016. The exercise price of the warrants is $7.50 per warrant, subject to down round” adjustments.  The fair value at issuance date of $10,917,981 was recorded as a discount on the debt as described above.  See Note G for discussion of the modification of the terms of these warrants in February 2012.

Convertible Note. On February 10, 2012, the Company and ASEN 2, Corp. (“ASEN 2”), a wholly-owned subsidiary of the Company formed on January 25, 2012, closed on a Note and Warrant Purchase Agreement dated February 9, 2012, (the “Purchase Agreement”), with Pentwater Equity Opportunities Master Fund Ltd. and PWCM Master Fund Ltd., (“Pentwater”) in connection with a $20 million private financing. The initial funding made by Pentwater to ASEN 2 on February 10, 2012 (“Pentwater Closing Date”), was in the amount of $10 million. The second funding for an additional $10 million, which closed on March 5, 2012, occurred concurrently with the closing of the purchase and sale agreement by and among the Company, Geronimo and XOG.

The borrowings under the Purchase Agreement are evidenced by a $20 million secured convertible promissory note (the “Pentwater Note”), convertible into shares of the Company’s common stock at a conversion price of $9.00 per share and five-year warrants to purchase 3,333,333 shares of common stock at a per share cash exercise price of $2.50. The Warrants are also subject to a mandatory exercise at the Company’s option with respect to (i) 50% of the number of shares underlying the Warrants if the closing sale price of the common stock is equal to or greater than $5.00 per share for twenty consecutive trading days and (ii) 50% of the number of Warrant Shares if the closing sale price of the common stock is equal to or greater than $9.00 per share for twenty consecutive trading days.

From the Pentwater Closing Date through December 8, 2012, the outstanding borrowings under the Pentwater Note bear an interest rate of 11% per annum, payable as follows (i) interest at a rate of 9% per annum is payable on the first business day of each month, commencing on March 1, 2012 and (ii) interest at a rate of 2% per annum is capitalized and added to the then unpaid principal amount monthly in arrears on the first business day of each month commencing on March 1, 2012. On and after December 9, 2012 through the maturity date, the Pentwater Note bears an interest rate of 16% per annum, payable as follows: (i) interest at a rate of 11% per annum is payable on the first business day of each month commencing on December 1, 2012 and (ii) interest at a rate of 5% per annum is capitalized and added to the then unpaid principal amount monthly on the first business day of each month commencing on December 1, 2012. The Pentwater Note had a maturity date of February 9, 2015, which was amended on March 5, 2012 to December 1, 2013. ASEN 2 can prepay the Pentwater Note without penalty prior to December 31, 2012. If the prepayment occurs after December 31, 2012, ASEN 2 must pay to Pentwater 106% of the then outstanding principal amount of the Pentwater Note that is prepaid. At any time after February 9, 2013, the principal amount and interest of the Pentwater Note may be converted into shares of common stock at a conversion price of $9.00 per share.

The convertible note was $20 million.  The debt was initially recorded net of a debt discount of $5,412,553 related to warrants issued as discussed above.  The debt discount will be amortized over the term of the Pentwater Note. The outstanding amount on the Pentwater Note at March 31, 2012 was $20 million with $42,222 in capitalized interest.

The table below reflects the breakdown of the components of the Pentwater Note at March 31, 2012:

Cash proceeds from Pentwater	$20,000,000
Discount on debt	(5,412,553)
Accretion of debt discount	248,853
Capitalized interest	42,222
Net amount of Pentwater Note	$14,878,522

Geronimo Note. On March 5, 2012, the Company acquired leasehold working interests in approximately 72,300 net developed and undeveloped acres across the Permian Basin, the Bakken, the Eagle Ford, the Niobrara, the Eagle Bine, and the Gulf Coast (collectively, the “March 2012 Properties”) from a related party. In conjunction with this transaction, the Company entered into a $35,000,000 promissory note (the “Geronimo Note”) made by the Company in favor of Geronimo. The Geronimo Note bears an interest rate of 7% per annum, which shall be increased to 9% per annum upon an event of default, payable on the first business day of each month commencing on June 1, 2012. The Geronimo Note matures on March 21, 2016. The Company may prepay the Geronimo Note at any time without penalty.

Debt proceeds from Geronimo	$35,000,000
Capitalized interest	171,237
Amount of Geronimo Note	$35,171,237

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

The Company's asset retirement obligation activity for the three months ended March 31, 2012 and the year ended December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
Balance at beginning of period	$394,177	$242,632
Liabilities incurred from new wells	18,428	94,880
Accretion expense	6,898	20,951
Revisions due to increase in well life estimates	-	35,714
Balance at end of period	$419,503	$394,177

Note F. Commodity derivatives

To mitigate a portion of the exposure to potentially adverse market changes in oil and natural gas prices and the associated impact on cash flows, the Company has entered into various derivative commodity contracts.  The Company’s derivative contracts in place include swap arrangements for oil and natural gas.  As of March 31, 2012, the Company has commodity derivative contracts in place through the third quarter of 2014 for a total of approximately 95,554 Bbls of anticipated crude oil production and 579,693 MMBtu of anticipated natural gas production.

The Company’s oil and natural gas derivatives are measured at fair value and are included in the accompanying balance sheets as commodity derivative assets and liabilities.  The Company derives internal valuation estimates taking into consideration the counterparties’ credit ratings, the Company’s credit rating, and the time value of money.  These valuations are then compared to the respective counterparties’ mark-to-market statements.  The pertinent factors result in an estimated exit-price that management believes provides a reasonable and consistent methodology for valuing derivative instruments.  The derivative instruments utilized by the Company are not considered by management to be complex, structured or illiquid.  The oil and natural gas derivative markets are highly active.  The fair value of oil and natural gas commodity derivative contracts was a net liability of $872,089 and $665,960 at March 31, 2012 and December 31, 2011, respectively.

The Company recognizes all gains and losses from changes in commodity derivative fair values immediately in earnings. For the three months ended March 31, 2012, the Company had a realized loss on commodity derivatives of $64,566 and an unrealized loss of $206,129 included in other income (expense).

A summary of our commodity derivatives at March 31, 2012 is as follows:

Period of time	Barrels of Oil	Weighted Average Oil Prices per Barrel	Estimated Fair Market Value
April 1, 2012 through October 31, 2014	95,554	$86.34	$669,670

Period of time	MMBtu of Natural Gas	Weighted Average Gas Prices per MMBtu	Estimated Fair Market Value
April 1, 2012 through September 26, 2014	579,693	$4.4	$(1,541,759)

Total fair market value			$(872,089)

The following table details the fair value of derivatives recorded in the accompanying balance sheets, by category:

	As of March 31, 2012
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Classification	Fair Value	Classification	Fair Value
Commodity Contracts	Current Assets	$-	Current Liabilities	$(354,422)
Commodity Contracts	Noncurrent Assets	-	Noncurrent Liabilities	(517,667)
Total commodity derivatives		$-		$(872,089)

Note G.    Derivative warrant instruments (liabilities) and warrants

As part of the July 15, 2011, private placement, the Company issued Series A and Series B Warrants to purchase common stock to certain accredited investors in connection with its sale of 2,260,870 share-based units for gross proceeds of approximately $13.0 million.  There are 1,130,435 Series A warrants with an exercise price of $9.00 per share, subject to “down round” adjustments with a floor price of $5.00.  There are 2,239,029 of Series B warrants at an exercise price of $0.001 per share.  Of these Series B warrants, 325,386 were exercised in February of 2012 and 1,000,000 were exercised in April of 2012.

In September of 2011, the Company issued warrants that will allow Macquarie the right to purchase up to 5,000,000 shares of fully-paid and non-assessable common stock at a per share purchase price of $7.50, subject to certain “down round” adjustments events.

Because there were adjustment events, the warrants described above were not deemed to be indexed to the Company’s own stock and, therefore, do not qualify for the scope exception in ASC 815-40-15-5.  As such, the Company has concluded that such warrants are deemed to be derivative instruments and are recorded as liabilities at fair value, and marked-to-market at each financial statement reporting date, pursuant to the guidance in ASC 815-10 until such time that these warrants are exercised, expire or are amended in a way that would no longer require liability accounting.

During the three months ended March 31, 2012 the fair value of the liability of the warrant derivative instruments increased by $195,228, from the fair values at December 31, 2011. Such changes were recorded as unrealized losses on fair value of derivative warrant instruments in the accompanying consolidated statements of operations. The fair value of these warrants is determined using a Monte Carlo Simulation Analysis and is affected by changes in inputs to that model including our stock price, expected stock volatility, the contractual term, and the risk-free interest rate.

The fair value of the derivative warrant instruments is estimated using a probability-weighted scenario analysis model with the following assumptions as of March 31, 2012:

For the Three Months Ended March 31,
2012
Common stock issuable upon exercise of warrants	6,130,435
Estimated market value of common stock on measurement date (1)	$3.00
Exercise price	$5.00
Expected volatility (2)	72.53%
Expected term (in months)	53.9
Risk-free rate (3)	0.81%
Expected dividend yields	-
Future financing event	50%

(1)	The estimated market value of the stock is measured each period-end and is based on the reported public market prices.

(2)	The volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region.

(3)	The risk-free rate of return associated with the remaining term. Source: The Federal Reserve Board

Warrant Restructure. On February 10, 2012, the Company, Pentwater and two affiliated entities of Pentwater, (“Modification Investors”), entered into a modification agreement (the “Modification Agreement”), pursuant to which the parties agreed to amend the terms of the Series B warrants issued to the Modification Investors in July 13, 2011 offering in which the Modification Investors invested $12 million. Pursuant to the terms of the Modification Agreement, the parties agreed to limit the dilutive effects of the Series B warrants by including a floor of $3.00 per share in the calculation of the reset provision included in the Series B Warrants. Accordingly, the aggregate number of shares of common stock underlying the Series B warrants held by the Modification Investors is 1,913,043 shares. Due to the elimination of the “down-round” provisions, these warrants qualify for equity presentation as of the modification date.

As additional consideration for the modification of the Series B Warrants, the Company agreed to issue to the Modification Investors new five-year Series C warrants to purchase 2.5 million shares of common stock with a cash exercise price of $3.00 per share. The Series C warrants include a provision under which the Series C warrants must be exercised at the election of the Company by the Modification Investors for cash if the closing sales price of the common stock is $6.00 per share or greater for 20-consecutive trading days. As a result of the issuance of the Series B warrants and the Series C warrants, the exercise prices and number of shares underlying the Series A warrants and Series B warrants held by the remaining investor in the July 13, 2011 offering were adjusted pursuant to their terms. As the Series C Warrants were consideration given pursuant to the Modification Agreement, the fair value of these warrants on the modification date were expensed as a component of realized and unrealized expense on warrant derivatives in the consolidated statement of operations.

On April 5, 2012, pursuant to the terms of a second modification agreement, the Company and the Modification Investors agreed to further amend the terms of the Series B warrant to extend the expiration date to be (i) May 24, 2012 with respect to 1,000,000 shares of common stock underlying the Series B warrants and (ii) with respect to the remaining 913,043 shares of common stock underlying the Series B Warrants (the “Subsequent Warrant Shares”), the date that is the earlier of (a) 300 days from April 5, 2012 and (b) ten business days after notice from the Company stating that the number of Subsequent Warrant Shares exercisable by the Modification Investors would result in ownership of less than 9.99% of the Company’s common stock after giving effect to such exercise. The Company may provide multiple notices prior to the expiration of the Subsequent Warrant Shares.

Macquarie Warrant Restructure. In connection with the consent provided by Macquarie Bank to the issuance of the Pentwater Note and the transactions contemplated under the Modification Agreement, pursuant to the terms of the Credit Agreement, the Company agreed (i) to pay to Macquarie Bank a $1,100,000 modification fee and (ii) to amend and restate the Macquarie Warrant. Accordingly on February 9, 2012, the Company issued an amended and restated Macquarie Warrant (the “Amended Macquarie Warrant”) to Macquarie Americas to purchase up to 2,333,000 shares of common stock, at an exercise price of $3.25 per share. The Amended Macquarie Warrant is not subject to further anti-dilution provisions other than customary reset provisions for stock splits, subdivision or combinations. The Amended Macquarie Warrant is exercisable on a cashless basis if there is no registration statement covering the underlying common stock. The Company granted the holder piggy-back registration rights on the underlying common stock. As the warrant modification fee was consideration given as part of the modification, it was expensed as a component of realized and unrealized expense on warrant derivatives in the consolidated statement of operations.

Activity for derivative warrant instruments during the three months ended March 31, 2012 was as follows:

	Fair value as of December 31, 2011	Increase (decrease) in fair value of derivative liability	Reclassification to equity due to Modification	Fair value March 31, 2012
Derivative warrant instruments for Series A and Series B Warrants	$8,119,453	$(36,199)	$(6,925,360)	$1,157,894
Derivative warrant instruments for Macquarie warrants	7,179,205	231,427	(7,410,632)	-
	$15,298,658	$195,228	$(14,335,992)	$1,157,894

Note H.    Fair value measurements

The Company follows fair value measurement authoritative guidance for all assets and liabilities measured at fair value.  That guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  Market or observable inputs are the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.  The hierarchy for grouping these assets and liabilities is based on the significance level of the following inputs:

•	Level 1 - quoted prices in active markets for identical assets or liabilities

•	Level 2 - quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable

•	Level 3 - significant inputs to the valuation model are unobservable

The following is a listing of the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2012:

	Level 1	Level 2	Level 3
Liabilities:
Commodity derivatives	$-	$872,089	$-
Warrant derivatives	$-	$-	$1,157,894

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

The following table reflects the activity for warrant derivative liabilities measured at fair value using Level 3 inputs:

	For the three months ended	For the year ended
	March 31,	December 31,
	2012	2011
Beginning balance	$(15,298,658)	$-
Additions	-	(14,888,990)
Net decrease (increase) in liabilities	(195,228)	(409,668)
Transfers out of Level 3	14,335,992	-
Ending balance	$(1,157,894)	$(15,298,658)

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

The fair value of the warrants was calculated using the Monte Carlo simulation valuation model based on factors present at the time of closing of the private placement offering on July 15, 2011 and the credit facility on September 21, 2011 and updated for the periods ended March 31, 2012 and December 31, 2011.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis in the Company's consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

Impairments of Long-Lived Assets.  The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company reviews its oil and natural gas properties by amortization base or by individual well for those wells not constituting part of an amortization base. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value (discounted future cash flows) of the properties is recognized at that time. Estimating future cash flows involves the use of judgments, including estimation of the proved and unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs.  During the three months ended March 31, 2012 and 2011, the Company recorded impairments of $0 and $0, respectively.

Asset Retirement Obligations (“ARO”).  The initial recognition of AROs is based on fair value.  The Company estimates the fair value of AROs based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted, risk-free rate to be used; and inflation rates. See Note E for a summary of changes in ARO for the periods ended March 31, 2012 and 2011.

Acquisitions.   Acquisitions not under common control are recorded at fair value.  The Company closed acquisitions on August 22, 2011, November 1, 2011 and March 5, 2012 which were recorded at fair value as described in Note J.

Long-Term Notes Payable and Debt. The carrying amount of the long-term notes payable to Geronimo and Pentwater as of March 31, 2012 approximates fair value because the Company’s current borrowing rate does not materially differ from market rates for similar bank borrowings.  The long-term notes payable have only been outstanding for a short period of time and as such, the carrying value approximates fair value.  The book value of our term loan and credit facility with Macquarie approximates fair value because of its floating rate structure.  The Company has classified the long-term notes payable and credit facility as Level 2 items within the fair value hierarchy.

Note I.  Major Customers

The Company's producing oil and natural gas properties are located in Texas, New Mexico, Arkansas, Oklahoma, North Dakota, Nebraska and Wyoming.  At March 31, 2012, the Company contracts with a number of operators and notes one operator, XOG, in which revenues received by the Company were greater than 10% of the Company’s total revenues.  During the first three months of 2012 and 2011, revenue through XOG accounted for approximately 63% and 77%, respectively.  Although operators are not the end purchasers of oil and natural gas, the Company is of the opinion that the loss of any one purchaser other than XOG would not have a material adverse effect on the ability of the Company to sell its oil and natural gas production as such production can be sold to other purchasers.

Note J.  Acquisitions

On August 22, 2011, the Company acquired approximately 13,324 net undeveloped leasehold acres in the Bakken/Three Forks (the “Bakken 4 Properties”) area from XOG Group for approximately $14.6 million. A cash deposit of $13,500,000 was made on April 15, 2011, and the Company subsequently issued 208,200 shares of common stock upon closing, which were valued at $1,093,050 using the stock price of $5.25 per share on the closing date. The acquisition was recorded at fair value as the XOG Group and the Company were not under common control at the time of the asset acquisition.

On November 1, 2011, the Company acquired approximately 391 net undeveloped leasehold acres in the Bakken/Three Forks area from the XOG Group for approximately $1.2 million dollars in cash. The acquisition was recorded at fair value as the XOG Group and the Company were not under common control at the time of the asset acquisition.

On March 5, 2012, the Company acquired the March 2012 Properties in exchange for the delivery by the Company to the Sellers of $10 million in cash, less a $1.5 million cash deposit previously paid by the Company, the Geronimo Note (as discussed in Note D) made by the Company in favor of Geronimo and 5,000,000 shares of the common stock of the Company, which had a closing price of $2.70 per share on the closing date of the acquisition. The March 2012 Properties were purchased pursuant to the terms of a Purchase and Sale Agreement dated as of February 24, 2012, (the “PSA”), by and among the Company, XOG and Geronimo. The effective date of this purchase was December 1, 2011. The operating results from these March 2012 Properties have been included from their acquisition on March 5, 2012.

Minimal purchase price was allocated to well bores acquired. The Company allocated virtually all value to acreage for further development, despite the fact that some acquired properties were producing from legacy development.

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the acquisition of the March 2012 Properties had occurred on January 1, 2012 and 2011. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

Three Months Ended March 31, 2012
Pro Forma Combined
Revenues	$6,093,688
Net loss (1)	$(41,545,987)
Loss per share basic and diluted	$(0.92)

Shares used in computing income (loss) per share:

Basic and diluted (2)	45,086,879

Three Months Ended March 31, 2011
Pro Forma Combined
Revenues	$3,404,760
Net loss (1)	$(1,359,160)
Loss per share basic and diluted	$(0.04)

Shares used in computing income (loss) per share:

Basic and diluted (2)	37,154,300

(1) Includes pro forma interest expense of $857,157
(2) Includes pro forma shares of 5,000,000

The amount of revenues and revenues in excess of direct operating expenses included in our consolidated statements of operations and attributable to the March 2012 Properties is shown in the table that follows. Direct operating expenses include lease operating expenses and production and other taxes.

Three Months Ended March 31, 2012
Revenues	$390,567

Excess direct operating expenses over revenues	$(216,725)

The PSA provides that if certain defects are found with the March 2012 Properties within 120 days from closing, or if XOG or Geronimo breaches any representation or warranty in the Agreement within one year from closing, XOG and Geronimo shall, at the option of the Company, in its sole and absolute discretion, either (i) provide additional or alternative oil and gas properties, subject to the Company’s applicable due diligence review and acceptance or (ii) for as long as the Geronimo Note is outstanding, decrease the principal amount of the Note in an amount equal to the loss resulting from such property defect or breach.

XOG and Geronimo have piggyback registration rights with respect to up to five million shares of common stock held by XOG or Geronimo.

Note K.  Related Party Transactions

The XOG Group.  XOG is currently contracted to operate the existing wells held by the Company in the Permian Basin region. XOG historically performed this service for Geronimo and CLW. XOG, Geronimo, CLW and Randall Capps combine as the largest shareholder in the Company and these entities are considered related parties to the Company. As a result, accounts receivable and accounts payable due from/to XOG are classified as accounts receivable and payables due from/to a related party.   For the three months ended March 31, 2012 and 2011, sales through XOG were $3,194,904 and $2,311,335, respectively. Lease operating expenses were $1,590,325 and $459,284 for the three months ended March 31, 2012 and 2011. Net cash paid to XOG (other than in connection with acquisitions) for the three months ended March 31, 2012 and 2011 was $7,607,715 and $2,544,574, respectively, of which $6,017,390 and $2,085,290 was for drilling costs, respectively.

Randall Capps has controlling ownership of XOG, Geronimo and CLW and is a member of the Company’s board of directors.  Through his ownership interest in the XOG Group, Mr. Capps is the largest and majority shareholder of our common stock.  Mr. Capps is also the father-in-law of Scott Feldhacker, our chief executive officer and director.

Overriding Royalty and Royalty Interests.     In some instances, the XOG Group may hold overriding royalty and royalty interests (“ORRI”) in wells acquired by the Company. All revenues and expenses presented herein are net of any ORRI effects.

XOG Group Acquisitions.  The Company has made significant acquisitions of oil and natural gas properties and undeveloped leases from the XOG Group as discussed in Note A and Note J. On March 5, 2012, the Company acquired the March 2012 Properties in exchange for the delivery by the Company to the Sellers of $10 million in cash, less a $1.5 million cash deposit previously paid by the Company, the Geronimo Note of $35,000,000 (as discussed in Note D) made by the Company in favor of Geronimo and 5,000,000 shares of the common stock of the Company, which had a closing price of $2.70 per share on the closing date of the acquisition.

Note L.  Commitments and Contingencies

Employment Agreements.    At March 31, 2012, the Company’s cash contractual obligations related to its employment agreements with executive officers for each of the following three years ending December 31 are as follows:

2012	$613,500
2013	818,000
2014	272,667
Total	$1,704,167

Operating Leases.  The Company leases its 4,092 square-foot primary office facilities in Scottsdale, Arizona under a non-cancellable operating lease agreement, dated September 30, 2010, for a 66-month term.  The lease provides for no lease payments until February 1, 2011 and a reduced square footage charge for the first year.  The initial rental was $23.00 per square foot, beginning February 1, 2011, and increases $.50 per square foot annually thereafter.  For the three months ended March 31, 2012 and 2011, the Company recorded lease expense of $13,991 and $21,840, respectively.

At March 31, 2012, the future minimum lease commitments under the non-cancellable operating leases for each of the following five years ending December 31 are as follows:

2012	$46,952
2013	97,356
2014	99,402
2015	101,448
2016	42,625
Total	$387,783

Drilling Commitments.  At March 31, 2012, the Company had various oil and natural gas wells in multiple stages of drilling and completion of which the balance of the Company’s unpaid approval for expenditures was estimated to be approximately $15,592,000.

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

As of March 31, 2012, we held working interests in approximately 112,400 net acres in the Permian Basin, Bakken, Eagle Ford, Niobrara, Eagle Bine and Gulf Coast regions. These working interests grant us the right as the lessee of the property to explore for, develop and produce oil, natural gas and other minerals, while bearing our portion of related exploration, development and operating costs.

Recent Events

Pentwater Convertible Note. On February 10, 2012, the Company and ASEN 2., Corp., referred to herein as ASEN 2, a wholly-owned subsidiary of the Company formed on January 25, 2012, closed on a Note and Warrant Purchase Agreement dated February 9, 2012, referred to herein as the Purchase Agreement, with Pentwater Equity Opportunities Master Fund Ltd. and PWCM Master Fund Ltd., referred to herein as Pentwater, in connection with a $20 million private financing. The initial funding made by Pentwater to ASEN 2 on February 10, 2012, referred to as the Pentwater Closing Date, was in the amount of $10 million. The second funding for an additional $10 million, which closed on March 5, 2012, occurred concurrently with the closing of the purchase and sale agreement by and among the Company, Geronimo Holding Corporation and XOG Operating, LLC.

The borrowings under the Purchase Agreement are evidenced by a $20 million secured convertible promissory note, referred to herein as the Pentwater Note, convertible into shares of the Company’s common stock at a conversion price of $9.00 per share and five-year warrants to purchase 3,333,333 shares of common stock at a per share cash exercise price of $2.50. The warrants are also subject to a mandatory exercise at the Company’s option with respect to (i) 50% of the number of shares underlying the warrants if the closing sale price of the common stock is equal to or greater than $5.00 per share for twenty consecutive trading days and (ii) 50% of the number of warrant shares if the closing sale price of the common stock is equal to or greater than $9.00 per share for twenty consecutive trading days.

From the Pentwater Closing Date through December 8, 2012, the outstanding borrowings under the Pentwater Note bear an interest rate of 11% per annum, payable as follows (i) interest at a rate of 9% per annum is payable on the first business day of each month, commencing on March 1, 2012 and (ii) interest at a rate of 2% per annum is capitalized and added to the then unpaid principal amount monthly in arrears on the first business day of each month commencing on March 1, 2012. On and after December 9, 2012 through the maturity date, the Pentwater Note bears an interest rate of 16% per annum, payable as follows: (i) interest at a rate of 11% per annum is payable on the first business day of each month commencing on December 1, 2012 and (ii) interest at a rate of 5% per annum is capitalized and added to the then unpaid principal amount monthly on the first business day of each month commencing on December 1, 2012. The Pentwater Note had a maturity date of February 9, 2015, which was amended on March 5, 2012 to December 1, 2013. ASEN 2 can prepay the Pentwater Note without penalty prior to December 31, 2012. If the prepayment occurs after December 31, 2012, ASEN 2 must pay to Pentwater 106% of the then outstanding principal amount of the Pentwater Note that is prepaid. At any time after February 9, 2013, the principal amount and interest of the Pentwater Note may be converted into shares of common stock at a conversion price of $9.00 per share.

Warrant Restructure. On February 10, 2012, the Company, Pentwater and two affiliated entities of Pentwater, referred to herein as the Modification Investors, entered into a modification agreement, referred to herein as the Modification Agreement, pursuant to which the parties agreed to amend the terms of the Series B warrants, referred to herein as the Series B Warrants, issued to the Modification Investors in a $13 million private placement offering of the Company’s securities in July 2011, referred to herein as the July Offering, in which the Modification Investors invested $12 million. Pursuant to the terms of the Modification Agreement, the parties agreed to limit the dilutive effects of the Series B Warrants by including a floor of $3.00 per share in the calculation of the reset provision included in the Series B Warrants. Accordingly, the aggregate number of shares of common stock underlying the Series B Warrants held by the Modification Investors is 1,913,043 shares. Due to the elimination of the “down-round” provisions, these warrants qualify for equity presentation as of the modification date.

As additional consideration for the modification of the Series B Warrants, the Company agreed to issue to the Modification Investors new five-year Series C warrants, referred to herein as Series C Warrants, to purchase 2.5 million shares of common stock, referred to herein as the Series C Warrant Shares, with a cash exercise price of $3.00 per share. The Series C Warrants include a provision under which the Series C Warrants must be exercised at the election of the Company by the Modification Investors for cash if the closing sales price of the common stock is $6.00 per share or greater for 20-consecutive trading days. As a result of the issuance of the Warrants and the Series C Warrants, the exercise prices and number of shares underlying the Series A warrants and Series B warrants held by the remaining investor in the July Offering were adjusted pursuant to their terms. As the Series C Warrants are consideration given as part of the modification, the fair value of these warrants on the modification date were expensed as component of realized and unrealized expense on warrant derivatives on the consolidated statement of operations.

On April 5, 2012, pursuant to the terms of a second modification agreement, the Company and the Modification Investors agreed to further amend the terms of the Series B warrant to extend the expiration date to be (i) May 24, 2012 with respect to 1,000,000 shares of common stock underlying the Series B warrants and (ii) with respect to the remaining 913,043 shares of common stock underlying the Series B Warrants (the “Subsequent Warrant Shares”), the date that is the earlier of (a) 300 days from April 5, 2012 and (b) ten business days after notice from the Company stating that the number of Subsequent Warrant Shares exercisable by the Modification Investors would result in ownership of less than 9.99% of the Company’s common stock after giving effect to such exercise. The Company may provide multiple notices prior to the expiration of the Subsequent Warrant Shares.

Macquarie Warrant Restructure. In connection with the consent provided by Macquarie Bank to the issuance of the Pentwater Note and the transactions contemplated under the Modification Agreement, pursuant to the terms of the Credit Agreement, the Company agreed (i) to pay to Macquarie Bank a $1,100,000 modification fee and (ii) to amend and restate the Macquarie Warrant. Accordingly, the Company issued an amended and restated Macquarie Warrant referred to herein as the Amended Macquarie Warrant, to Macquarie Americas to purchase 2,333,000 shares of common stock, at an exercise price of $3.25 per share. The Amended Macquarie Warrant is not subject to further anti-dilution provisions other than customary reset provisions for stock splits, subdivision or combinations. The Amended Macquarie Warrant is exercisable on a cashless basis if there is no registration statement covering the underlying common stock. The Company granted the holder piggy-back registration rights on the underlying common stock. As the warrant modification fee was consideration given as part of the modification, it was expensed as component of realized and unrealized expense on warrant derivatives on the consolidated statement of operations.

Acceleration of Vesting of Founder’s Shares. On February 13, 2012, the board of directors of the Company approved the immediate vesting of a total of 1,568,877 restricted shares of the Company’s common stock previously issued to the chief executive officer, president and chief financial officer as founders shares which were to vest in equal portions annually through April 16, 2014. At December 31, 2011, the unamortized compensation expense for these shares was $1,797,993 which was expensed during the three months ended March 31, 2012.

March Acquisition. On March 5, 2012, the Company acquired leasehold working interests in approximately 72,300 net developed and undeveloped acres across the Permian Basin, the Bakken, the Eagle Ford, the Niobrara, the Eagle Bine, and the Gulf Coast (collectively, the “March 2012 Properties”) in exchange for the delivery by the Company to XOG and Geronimo of $10 million in cash, less a $1.5 million cash deposit previously paid by the Company, a note in the principal amount of $35,000,000 (the ”Geronimo Note”) made by the Company in favor of Geronimo and 5,000,000 shares of the common stock of the Company, which had a closing price of $2.70 per share on the closing date of the acquisition. The March 2012 Properties were purchased pursuant to the terms of a Purchase and Sale Agreement dated as of February 24, 2012 (the “PSA”) by and among the Company, XOG and Geronimo. The effective date of this purchase was December 1, 2011. The operating results reflecting the acquisition of the March 2012 Properties are included in the financial statements for the three months ended March 31, 2012 from March 5, 2012, the closing date of such acquisition.

Minimal purchase price was allocated to well bores acquired. The Company allocated virtually all value to acreage for further development, despite the fact that some acquired properties were producing from legacy development.

The March 2012 Note bears an interest rate of 7% per annum, which shall be increased to 9% per annum upon an event of default, payable on the first business day of each month commencing on June 1, 2012. The March 2012 Note matures on March 21, 2016. The Company may prepay the March 2012 Note at any time without penalty.

The PSA provides that if certain defects are found with the March 2012 Properties within 120 days from closing, or if XOG or Geronimo breach any representation or warranty in the Agreement within one year from closing, XOG and Geronimo shall, at the option of the Company, in its sole and absolute discretion, either (i) provide additional or alternative oil and gas properties, subject to the Company’s applicable due diligence review and acceptance or (ii) for as long as the March 2012 Note is outstanding, decrease the principal amount of the Note in an amount equal to the loss resulting from such property defect or breach.

XOG and Geronimo have piggyback registration rights with respect to up to five million shares of common stock held by XOG or Geronimo.

Stock Compensation Restructure. On March 30, 2012, the Board of Directors approved the restructuring of stock options as part of a comprehensive review of compensation, compensation expense, and shareholder dilution. As of December 31, 2011, 10,745,000 options to purchase common stock were outstanding. As part of a comprehensive review of compensation, compensation expense, and shareholder dilution, the Board of Directors approved the restructuring of stock options on March 30, 2012 (the “Modification Date”). Due to the modification, 2,400,000 options issued to certain officers were forfeited and 3,200,000 options were accelerated and became immediately vested. An additional 1,540,000 non-qualified options, 205,760 incentive stock options and 80,000 restricted share of common stock were granted to certain officers, directors, employees and a consultant. All modified options (including the newly issued options) were priced at the average of the open and closing share price of the Company’s common stock on March 30, 2012, which was $2.43 per share and became fully vested on the Modification Date.

For the three months ended March 31, 2012 and 2011, the Company recorded non-cash stock-based compensation expense of $31,418,129 and $197,084, respectively, related to other share based compensation which is included in general and administrative expenses.

Results of operations

Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition. The following table shows selected operating data for each of the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011

Production volumes:
Oil (Bbls)	46,835	24,263
Natural Gas (Mcf)	127,815	108,383
BOE (1)	68,137	42,327
BOE per day	749	470

Sales Prices
Oil (per Bbl)	$95.76	$72.66
Natural Gas (per Mcf)	$4.77	$5.77
BOE Price	$73.14	$56.43

Operating Revenues
Oil	$4,485,051	$1,762,965
Natural Gas	609,767	625,528
Loss on sale of oil and natural gas leases	(110,943)	-
	$4,983,875	$2,388,493

Operating Expenses
Oil and natural gas production costs	$2,390,932	$807,344
General and administrative	36,932,058	1,725,638
Depreciation, depletion and amortization	1,286,731	609,190
Accretion of discount on asset retirement obligations	6,898	4,165
	$40,616,619	$3,146,337

Loss from operations	$(35,632,744)	$(757,844)

(1)	A BOE means one barrel of oil equivalent using the ratio of 6 Mcf of natural gas to one barrel of oil.

Our oil and natural gas revenues and production product mix are displayed in the following table for the current and comparable quarters.

	Revenues		Production
	Q1 2012	Q1 2011	Q1 2012	Q1 2011
Oil	90%	74%	69%	57%
Natural Gas	12%	26%	31%	43%
Loss on sale of oil and natural gas leases	(2)%	-	-	-
Total	100%	100%	100%	100%

The following table shows our production volumes, product sales prices and operating revenue for the indicated periods.

	Three Months Ended March 31,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Production volumes:
Oil (Bbls)	46,835	24,263	22,572	93%
Natural Gas (Mcf)	127,815	108,383	19,432	18%
BOE (1)	68,137	42,327	25,811	61%
BOE per day	749	470	278	59%

Sales Prices
Oil (per Bbl)	$95.76	$72.66	$23.10	32%
Natural Gas (per Mcf)	$4.77	$5.77	$(1.00)	-17%
BOE Price	$73.14	$56.43	$16.71	30%

Operating Revenues
Oil	$4,485,051	$1,762,965	$2,722,086	154%
Natural Gas	609,767	625,528	(15,761)	-3%
Gain on sale of oil and natural gas leases	(110,943)	-	(110,943)	-
	$4,983,875	$2,388,493	$2,595,382	109%

Oil revenues.    The Company’s oil revenues were $4,485,051 for the three months ended March 31, 2012, an increase of $2,722,086 (154%) from $1,762,965 for the three months ended March 31, 2011. Higher average oil prices increased revenues approximately $1,082,000 while increased production increased revenues by approximately $1,640,000. The increase in production volumes was due primarily to new well development primarily in the Bakken and Permian Basin.

Natural gas revenues.      The Company’s natural gas revenues were $609,767 for the three months ended March 31, 2012, a decrease of $15,761 (-3%) from $625,528 for the three months ended March 31, 2011. This decrease was due to lower average prices which accounted for approximately $128,000 of the decrease in gas revenues. Higher volumes of natural gas sold partially offset the impact of price declines by approximately $112,000.

	Three Month Ended March 31,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Operating Expenses
Oil and natural gas production costs	$2,390,932	$807,344	$1,583,588	196%
General and administrative	36,932,058	1,725,638	35,206,420	2040%
Depreciation, depletion and amortization	1,286,731	609,190	677,541	111%
Accretion of discount on asset retirement obligations	6,898	4,165	2,733	66%
	$40,616,619	$3,146,337	$37,470,282	1191%

Loss from operations	$(35,632,744)	$(757,844)	$(34,874,900)	4601%

Oil and natural gas production expenses. Production expenses for the three months ended March 31, 2012 increased $1,583,588 (196%) to $2,390,932, compared to $807,344 for the three months ended March 31, 2011. The increase is due primarily to an increase in production taxes of $313,000 due to increased revenues for the period, and the addition of many new wells in March 2012 which produce low volumes of oil and natural gas, to which the Company estimates added $216,725 of additional expenses for the current quarter. As a result, the cost per BOE is expected to increase until new drilling activities and fresh production can offset the higher relative lifting costs of the acquired wells.

General and administrative expenses.     General and administrative (“G&A”) expenses were $36,932,058 for the three months ended March 31, 2012, an increase of $35,206,420 from $1,725,638 for the three month ended March 31, 2011. The primary factor for the increase in G&A expenses was an increase in non-cash stock based compensation expense of $33,805,391 for the three months ended March 31, 2012, compared to $564,721 for the three months ended March 31, 2011. In addition, the increase was due to the restricted stock agreements for each of the officers, wherein the Company is required to reimburse a portion of these withholding taxes to the officers.  Based upon the agreement, the Company estimates that it will be required to reimburse in total $2,355,361 to these officers by December 31, 2012 which is included in G&A in the first quarter of 2012 compared to $0 in the first quarter of 2011. The increases were offset by lower G&A expense due to no penalties on warrants of $293,226 and slightly lower expenses relating to legal and engineering for the comparative periods.

In 2012 and beyond, the Company anticipates G&A expenses to decrease in both absolute terms and as a percentage of total revenues. The Company does not expect further large increases in non-cash stock compensation expenses due to the acceleration of the vesting of equity awards during the three months ended March 31, 2012.

Depreciation, depletion and amortization expense.     Depreciation, depletion and amortization (“DD&A”) expense of proved oil and natural gas properties was $1,286,731 for the three months ended March 31, 2012, an increase of $677,541 (111%) from $609,190 for the three months ended March 31, 2011. The increase in depletion expense was primarily due to an increase in production volumes in the Bakken as a result of the addition of the March 2012 Properties. We have invested in new leasehold interests in new basins over the past year.  These assets differ significantly from legacy assets in the Permian Basin included in the 2011 DD&A calculation. Our Bakken production in 2011 was primarily new production, which typically experiences a much more rapid decline curve than our legacy Permian Basin production. The net effect was to increase depreciation and depletion rates on a per BOE basis.  DD&A per BOE increased 31% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. With the increased development and productivity in unconventional drilling in the Bakken and Eagle Ford, DD&A per BOE is expected to be higher than historical DD&A for the foreseeable future.

Other income (expense), net.  Other income (expense) was ($5,147,442) for the three months ended March 31, 2012 and $0 at March 31, 2011.  The increase was due in part to a net expense of $3,258,148 consisting of a decrease of $195,228 in marking the warrant derivatives to market, offset by a one-time expense relating to the modification of the warrant derivatives of $3,062,920. The Company also recorded $270,695 in net realized and unrealized loss on the commodity derivatives.  Lastly, the increase also included interest expense for accretion of the debt discount of $822,792 and interest expense of $526,054 incurred in the three months ended March 31, 2012.

Income tax provision.     Prior to their acquisition by the Company, Nevada ASEC and the acquired properties, respectively, were part of pass-through entities for taxation purposes.  As a result, the historical financial statements of Nevada ASEC, ASEN 2 and the acquired properties do not present any tax expenses, liabilities or assets until their acquisition by the Company.  Tax provisions subsequent to such dates are fully incorporated and presented in the accompanying consolidated financial statements.  However, the income tax provision for the three months ended March 31, 2012 and 2011 were $0 due to net operating losses and a related valuation allowance.

Capital Commitments, Capital Resources and Liquidity

Capital commitments.        Our primary needs for cash are (i) to fund our share of the drilling and development costs associated with well development within our leasehold properties, (ii) the further acquisition of additional leasehold assets, and (iii), the payment of contractual obligations and working capital obligations. Funding for these cash needs will be provided by a combination of internally-generated cash flows from operations, supplemented by a combination of financing our bank credit facility, proceeds from the disposition of assets or alternative financing sources, as discussed in “Capital resources” below.

Oil and natural gas properties.     Cash paid for oil and natural gas properties during the three months ended March 31, 2012 and 2011 totaled $18,643,525 and $6,454,426, respectively. The costs at March 31, 2012 related primarily to purchases of additional acreage in March 2012 from Geronimo, as well as drilling expenses in the Permian Basin, Bakken and Eagle Ford.

Our 2012 capital budget is approximately $65-$90 million assuming additional financing is made available under our existing facility or new financing is obtained. We expect to be able to fund our remaining 2012 capital budget partially with operating cash flows, asset monetizations, utilization of our existing credit facility, and the potential issuance of additional equity securities. However, the Company’s capital budget is largely discretionary, and if we experience sustained oil and natural gas prices significantly below the current levels or substantial increases in its drilling and completion costs, we may reduce our capital spending program to remain substantially within the Company’s operating cash flows.

We will selectively seek to acquire oil and natural gas properties that provide opportunities for the addition of new reserves and production in both its core areas of operation and in emerging plays throughout the United States.

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

Capital resources.   Our primary sources of liquidity during the first three months of 2012 were cash flows generated from proceeds from our debt offerings of senior, convertible and subordinated debt from which cash proceeds of $22,688,199 were generated. Our primary sources of liquidity during the first three months of 2011 were cash flows generated from proceeds from our private placement offerings of our common stock and proceeds from stock subscription receivables from which cash net proceeds of $25,910,169 were generated. We believe that funds from our cash flows from operations, asset monetizations, and any financing under our credit facility should be sufficient to meet both our short-term working capital requirements and our 2012 capital expenditure plans.

Cash flow from operating activities.   Our net cash provided by (used in) operating activities were $180,824 and ($1,595,133) for the three months ended March 31, 2012 and 2011, respectively. The increase in operating cash flow for the three months ended March 31, 2012 as compared to March 31, 2011 was due primarily to increases in accounts payable and accrued liabilities. This was offset by a decrease in oil and gas sales receivables and several other non-cash adjustments to our net loss. See cash flow statement for non-cash adjustments.

Cash flow used in investing activities.    During the three months ended March 31, 2012 and 2011, we invested cash of $20,603,679 and $6,454,426, respectively, for additions to, and acquisitions of, oil and natural gas properties, inclusive of exploration costs. Cash flows used in investing activities were substantially higher in 2012 due to the Company’s increased leasehold acquisition activities in the Bakken Shale Formation, Eagle Ford and Permian drilling activities through the acquisition of the March 2012 Properties from Geronimo in March 2012.

Cash flow from financing activities.    Net cash provided by financing activities was $21,549,819 and $25,910,169 for the three months ended March 31, 2012 and 2011, respectively. Financing activity was comprised primarily of net proceeds from a $20,000,000 convertible note issued in February 2012 and proceeds from the credit facility during the three months ended March 31, 2012.

Liquidity.    At March 31, 2012, we had cash and cash equivalents of $1,860,013. The Company has incurred losses to date of $40,780,186. Further, we have restrictive covenants that we did not meet for the last two quarters and that required waivers to ensure our debt does not become payable on demand. To address these concerns we expect to use operating cash flows, asset monetizations, utilization of our existing credit facility, and the potential issuance of additional equity securities to meet our cash obligations. As the Company’s capital budget is largely discretionary, and if we experience sustained oil and natural gas prices significantly below the current levels or substantial increases in its drilling and completion costs, we may reduce our capital spending program to remain substantially within the Company’s operating cash flows.

Contractual Obligations

Employment Agreements.   At March 31, 2012, our contractual obligations include employment agreements with executive officers for the remaining 9 months ended December 31, 2012 and the years ending December 31, 2013 through 2014 are as follows:

	2012	2013	2014

Scott Feldhacker	$229,500	$306,000	$102,000
Richard Macqueen	229,500	306,000	102,000
Scott Mahoney	154,500	206,000	68,667
Total Contractual Obligations Related to Employment Contracts	$613,500	$818,000	$272,667

Operating Leases.   We lease our 4,092 square foot primary office facilities in Scottsdale, Arizona under a non-cancellable operating lease agreement, dated September 30, 2010, for a 66-month term.  The lease provides for no lease payments until February 1, 2011 and a reduced square footage charge for the first year.  The initial rental was $23.00 per square foot, beginning February 1, 2011, and increases $0.50 per square foot annually thereafter.  For the three months ended March 31, 2012, the Company recorded lease expense of $13,992.

At March 31, 2012, the future minimum lease commitments under the non-cancellable operating leases for the remaining nine months ended December 31, 2012 and each of the following three years ending December 31 and thereafter are as follows:

2012	$46,952
2013	97,356
2014	99,402
2015	101,448
2016	42,625
Total	$387,783

Pentwater Note.   From the Pentwater Closing Date through December 8, 2012, the outstanding borrowings under the Pentwater Note bear an interest rate of 11% per annum, payable as follows (i) interest at a rate of 9% per annum is payable on the first business day of each month, commencing on March 1, 2012 and (ii) interest at a rate of 2% per annum is capitalized and added to the then unpaid principal amount monthly in arrears on the first business day of each month commencing on March 1, 2012. On and after December 9, 2012 through the maturity date, the Pentwater Note bears an interest rate of 16% per annum, payable as follows: (i) interest at a rate of 11% per annum is payable on the first business day of each month commencing on December 1, 2012 and (ii) interest at a rate of 5% per annum is capitalized and added to the then unpaid principal amount monthly on the first business day of each month commencing on December 1, 2012. The Pentwater Note had a maturity date of February 9, 2015, which was amended on March 5, 2012 to December 1, 2013. ASEN 2 can prepay the Pentwater Note without penalty prior to December 31, 2012. If the prepayment occurs after December 31, 2012, ASEN 2 must pay to Pentwater 106% of the then outstanding principal amount of the Pentwater Note that is prepaid. At any time after February 9, 2013, the principal amount and interest of the Pentwater Note may be converted into shares of common stock at a conversion price of $9.00 per share.

Geronimo Note. On March 5, 2012, the Company acquired leasehold working interests in approximately 72,300 net developed and undeveloped acres across the Permian Basin, the Bakken, the Eagle Ford, the Niobrara, the Eagle Bine, and the Gulf Coast (collectively, the “March 2012 Properties”) from a related party. In conjunction with this transaction, the Company entered into a $35,000,000 promissory note (the “Geronimo Note”) made by the Company in favor of Geronimo. The Geronimo Note bears an interest rate of 7% per annum, which shall be increased to 9% per annum upon an event of default, payable on the first business day of each month commencing on June 1, 2012. The Geronimo Note matures on March 21, 2016. The Company may prepay the Geronimo Note at any time without penalty. The Geronimo Note secures certain indemnification and other liabilities under the PSA.

Macquarie Credit Facility. On September 21, 2011, the Company entered into a credit agreement which provided to the Company a revolving credit facility in an amount not to exceed $100 million and a term loan facility in an amount not to exceed $200 million. The interest rate on revolving loans is 30, 60 or 90 day LIBOR, as selected by the Borrower, plus a margin of 2.75% to 3.25% per annum (2.75% at March 31, 2012), based on the borrowing base utilization, and the interest rate on term loans is 30, 60 or 90 day LIBOR, as selected by the Borrower, plus a margin of 7.50%. The maturity date of the revolving credit facility is September 21, 2015 and the maturity date of the term loan facility is September 21, 2014.

The initial borrowing base and amount drawn on the revolving credit facility was $12 million.  The debt was initially recorded net of a debt discount of $10,917,981 related to warrants issued to the lenders.  The debt discount will be amortized over the term of the credit facility. The outstanding amount on the revolving credit facility at March 31, 2012 was $13.1 million.

The outstanding balance on the term loan was $7,858,088 at March 31, 2012. Beginning on March 21, 2013, the Company will begin making monthly payments to amortize the term loan, each payment equal to the total outstanding term loan balance on that date divided by 18. Based on the outstanding balance of the term loan on March 31, 2012, the Company expects to pay $3,929,044 in each of the years 2013 and 2014.

At March 31, 2012, our future contractual obligations under the Pentwater and Geronimo Notes and Macquarie Credit facility for the remaining nine months ended December 31, 2012 and each of the following four years ending December 31 are as follows:

2012	$2,966,782
2013	31,009,816
2014	7,030,588
2015	15,934,669
2016	35,622,698
Total	$92,564,553

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As we expand, we are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We will address these risks through a program of risk management, including the use of derivative instruments such as hedging contracts. Such contracts may involve incurring future gains or losses from changes in commodity prices or fluctuations in market interest rates.

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

Commodity Price Risk.   We are exposed to market risk as the prices of oil and natural gas are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of oil and natural gas we may in the future enter into commodity price risk management arrangements for a portion of our oil and natural gas production. The price we receive for our crude oil and natural gas production materially influences our revenue, profitability, access to capital and future rate of growth. Crude oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for crude oil and natural gas have been volatile, and our management believes these markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control. Our revenue during 2011 and the first quarter of 2012 generally would have increased or decreased along with any increases or decreases in crude oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling crude oil that also increase and decrease along with crude oil prices. We began entering into derivative contracts during the three month period ended September 30, 2011, to achieve a more predictable cash flow by reducing our exposure to crude oil and natural gas price volatility. We have elected not to designate any subsequent derivative contracts as accounting hedges. As such, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains or losses on derivatives are recorded in Realized and unrealized gain (loss) on commodity derivatives and are included as a component of other Income (expense).

Interest Rate Risk.   Changes in interest rates can affect the amount of interest we pay on borrowings under our revolving credit facility and term loans.

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

The Company has identified three material weaknesses in its internal controls, and as such did not maintain effective internal control over financial reporting. The weaknesses involve (1) the inadequate controls over electronic spreadsheets used in financial reporting (2) insufficient number of accounting personnel so that processes and controls can be completed on a more timely basis and (3) inadequate controls over the recording of stock compensation awards and expenses.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, management continued to implement a program to appropriately address the effectiveness of internal controls with the objective to be in compliance with Rule 13a-15(e) of the Exchange Act as follows:

Accounting Department.  The Company has hired a Senior Staff Accountant reporting to the Controller to assist the preparation of financial reporting.

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

PART II – Other Information

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

In addition to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, set forth below are certain factors that have affected, and in the future could affect, our operations or financial condition. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2011 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

OUR LEVEL OF INDEBTEDNESS MAY INCREASE AND REDUCE OUR FINANCIAL FLEXIBILITY. A SUBSTANTIAL PORTION OF OUR ASSETS SECURE OUR INDEBTEDNESS.

As of March 31, 2012, we had $13,100,000 outstanding under our revolving credit facility, $7,858,088 outstanding under our term loan facility and $0 available for future secured borrowings under our revolving credit facility. As of March 31, 2012, we also had a $20 million secured convertible promissory note issued to Pentwater and a promissory note with a principal amount of $35 million issued to Geronimo. In the future, we may incur significant indebtedness in order to make future acquisitions or to develop our properties.

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

We have pledged substantially all of our assets to secure our obligations under our various credit agreements and notes. In the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default would enable the lenders to foreclose on the assets securing such debt and could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In February 2012, an investor exercised Series B warrants for the purchase of 325,986 shares of common stock at an exercise price of $0.001. On April 11, 2012, the Modification Investors exercised Series B warrants for the purchase of 1,000,000 shares of common stock at an exercise price of $0.001 per share. These shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Letter Agreement with Scott Feldhacker regarding Amended and Restructured Stock Options, dated March 30, 2012*
10.2	Letter Agreement with Richard MacQueen regarding Amended and Restructured Stock Options, dated March 30, 2012*
10.3	Form of Warrant issued to Pentwater, dated February 9, 2012 (1)
10.4	Form of Series C Warrant issued to Pentwater, dated February 9, 2012 (1)
10.5	Amended and Restated Warrant issued to Macquarie Americas Corp., dated February 9, 2012 (1)
10.6	Note and Warrant Purchase Agreement by and among the Company, ASEN 2, and Pentwater, dated as of February 9, 2012 (1) +
10.7	Secured Convertible Promissory Note issued by ASEN 2 to Pentwater, dated February 9, 2012 (1)
10.8	Security Agreement by and among ASEN 2 to Pentwater, dated as of February 9, 2012 (1) +
10.9	Guaranty Agreement by and among the Company and Pentwater, dated as of February 9, 2012 (1)
10.10	Registration Rights Agreement by and among the Company and Pentwater, dated as of February 9, 2012 (1)
10.11	Modification Agreement by and among the Company, Pentwater and its affiliates, dated as of February 9, 2012 (1)
10.12	Amendment to Securities Purchase Agreement by and among the Company and certain holders thereto, dated February 9, 2012 (1)
10.13	Mortgage and Deed of Trust from ASEN 2 to Pentwater for LaSalle County, Texas (1) +
10.14	Mortgage and Deed of Trust from ASEN 2 to Pentwater for Frio County, Texas (1) +
10.15	Purchase and Sale Agreement by and among the Company, XOG Operating LLC, and Geronimo Holding Corporation, dated as of February 24, 2012 (2) +
10.16	Promissory Note issued by the Company to Geronimo Holding Corporation, dated March 5, 2012 (2)
10.17	Letter Agreement regarding Secured Convertible Promissory Note by and among Pentwater Equity Opportunities Master Fund Ltd., PWCM Master Fund Ltd. and ASEN 2, Corp., dated as of March 5, 2012 (2)
10.18	Modification Agreement by and among the Company, Pentwater and its affiliates, dated as of April 5, 2012 (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

101 .INS	XBRL Instance Document

101 .SCH	XBRL Taxonomy Schema

101 .CAL	XBRL Taxonomy Calculation Linkbase

101 .DEF	XBRL Definition Linkbase

101 .LAB	Taxonomy Label Linkbase

101 .PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to Form 8-K filed on February 15, 2012.
(2)	Incorporated by reference to Form 8-K filed on March 9, 2012.
(3)	Incorporated by reference to Form 8-K filed on April 10, 2012.

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

AMERICAN STANDARD ENERGY CORP.

Date: May 10, 2012	By:	/s/ Scott Feldhacker
Scott Feldhacker
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2012	By:	/s/ Scott Mahoney
Scott Mahoney, CFA
Chief Financial Officer
(Principal Financial Officer)

