Form 10-Q/A
period 2012-03-31
American Standard Energy Corp.
filed 2012-05-15
CIK 1349976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Explanatory Note: This amendment is being filed to modify certain information contained in the footnotes to the financials.

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

The Credit Agreement provides to the Borrower a revolving credit facility in an amount not to exceed $100 million and a term loan facility in an amount not to exceed $200 million. The interest rate on revolving loans is 30, 60 or 90 day LIBOR, as selected by the Borrower, plus a margin of 2.75% to 3.25% per annum (2.75% at March 31, 2012), based on the borrowing base utilization, and the interest rate on term loans is 30, 60 or 90 day LIBOR, as selected by the Borrower, plus a margin of 7.50%. The maturity date of the revolving credit facility is September 21, 2015 and the maturity date of the term loan facility is September 21, 2014.  As part of the Credit Agreement, the Borrower is required to comply with the financial covenants set forth in the Credit Agreement, including an interest coverage ratio, a current ratio, and a debt coverage ratio, as of the end of each calendar quarter.   The Company was in default under certain provisions of the Credit Agreement, for the calendar quarter ended on March 31, 2012. The defaults were waived by Macquarie on May 10, 2012.

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

AMERICAN STANDARD ENERGY CORP.

Date: May 14, 2012	By:	/s/ Scott Feldhacker
Scott Feldhacker
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2012	By:	/s/ Scott Mahoney
Scott Mahoney, CFA
Chief Financial Officer
(Principal Financial Officer)

