Form 10-Q/A
period 2012-06-30
American Standard Energy Corp.
filed 2012-09-07
CIK 1349976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of September 7, 2012, there were 50,921,798 shares of common stock, par value $0.001 per share, outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for American Standard Energy Corp. (the "Company") for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012 (the "Form 10-Q"), is to furnish Exhibit 101 to the Form 10-Q within the 30-day grace period ascribed by Rule 405(a)(2) of Regulation S-T, applicable for the first quarterly period in which detailed footnote tagging is required. Additionally, the Company has also indicated its status as a smaller reporting company by checking the applicable box on the cover page herein.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Item 6.  Exhibits

Exhibit No.	Description

4.1	Certificate of Designation of Series A Cumulative Convertible Preferred Stock (1)
10.1	Exchange Agreement by and between the Company and Geronimo Holding Corporation dated as of June 30, 2012 (1)

10.2	Payment and Settlement Agreement by and among the Company, ASEN 2, Corp. and XOG Operating LLC, dated as of June 30, 2012 (1)

10.3	Form of Warrant issued to Pentwater, dated July 23, 2012 (2)

10.4	Form of Amended and Restated Series C Warrant issued to Investor, dated July 23, 2012 (2)

10.5	Form of Amended and Restated Warrant issued to Pentwater, dated July 23, 2012 (2)

10.6	First Amendment to Note and Warrant Purchase Agreement by and among the Company, ASEN 2, and Pentwater, dated as of July 23, 2012 (2)

10.7	Amended Secured Convertible Promissory Note issued by ASEN 2 to Pentwater, dated July 23, 2012 (2)

10.8	Modification Agreement by and among the Company, Pentwater and its affiliates, dated as of July 23, 2012 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (3)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (3)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (3)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (3)

101 .INS	XBRL Instance Document

101 .SCH	XBRL Taxonomy Schema

101 .CAL	XBRL Taxonomy Calculation Linkbase

101 .DEF	XBRL Definition Linkbase

101 .LAB	Taxonomy Label Linkbase

101 .PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to Form 8-K filed on July 6, 2012.
(2)	Incorporated by reference to Form 8-K filed on July 27, 2012.
(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STANDARD ENERGY CORP.

Date: September 7, 2012	By:	/s/ Scott Feldhacker
Scott Feldhacker
Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 7, 2012	By:	/s/ Scott Mahoney
Scott Mahoney, CFA
Chief Financial Officer
(Principal Financial Officer)