Form 10-Q
period 2012-09-30
American Standard Energy Corp.
filed 2012-11-15
CIK 1349976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: September 30, 2012

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

As of November 9, 2012, there were 51,721,798 shares of common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Standard Energy Corp. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2012	2011
Current assets:
Cash and cash equivalents	$1,139,719	$733,049
Oil and gas sales receivables - related parties	2,681,077	1,556,414
Oil and gas sales receivables	2,089,323	639,714
Other current assets	104,313	308,208
Total current assets	6,014,432	3,237,385

Oil and natural gas properties at cost, successful efforts method
Proved	79,606,412	76,919,789
Unproved	84,113,885	25,212,635
Accumulated depletion and depreciation	(19,331,039)	(14,310,006)
Total oil and natural gas properties, net	144,389,258	87,822,418

Debt issuance costs, net of accumulated amortization of $577,452 and $69,184	1,745,096	720,175
Prepaid drilling costs	1,403,146	2,590,356
Deposit on properties with affiliate	-	1,500,000
Other assets, net	19,636	24,403

Total assets	$153,571,568	$95,894,737

Current liabilities:
Accounts payable - trade	$8,264,389	$3,373,262
Accounts payable and accrued liabilities - related parties	1,567,721	8,574,017
Accrued compensation expense and withholding taxes	2,482,452	1,338,308
Current portion of term loan	1,685,338	-
Commodity derivatives	114,303	243,996
Other accrued liabilities	94,876	36,665
Total current liabilities	14,209,079	13,566,248

Term loan and revolving credit facility, net of discount of $7,768,646 and $9,907,057	10,387,368	7,262,832
Pentwater note, net of discount of $4,209,071 and $0	18,393,384	-
Asset retirement obligations	959,446	394,177
Commodity derivatives	159,390	421,964
Warrant derivative liabilities	-	15,298,658
Total liabilities	44,108,667	36,943,879

Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value; 1,000,000 shares authorized; 35,400 issued and outstanding	35	-
Common stock, $.001 par value; 100,000,000 shares authorized, 51,128,491 shares issued and 50,921,798 shares outstanding at September 30, 2012 and 40,178,060 shares issued and 39,971,367 shares outstanding at December 31, 2011	51,128	40,178
Additional paid-in capital	192,113,635	75,504,243
Treasury stock, 206,693 shares at cost	(1,116,514)	(1,116,514)
Accumulated deficit	(81,585,383)	(15,477,049)
Total stockholders' equity	109,462,901	58,950,858

Total liabilities and stockholders' equity	$153,571,568	$95,894,737

American Standard Energy Corp. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues:
Oil & natural gas revenues	$5,994,454	$2,891,769	$16,282,982	$8,382,448
	5,994,454	2,891,769	16,282,982	8,382,448
Operating costs and expenses:
Oil and natural gas production costs	2,090,306	629,487	6,601,439	1,679,113
General and administrative (including non-cash stock-based compensation of $0 and $3,119,298 for the three months ended September 30, 2012 and 2011 and $33,805,391 and $7,056,724 for the nine months ended September 30, 2012 and 2011)	944,141	4,533,808	39,330,369	12,053,093
Impairment of oil and natural gas properties	2,798,890	-	3,116,803	-
Depreciation, depletion and amortization	1,287,823	679,417	3,174,746	2,251,704
Accretion of discount on asset retirement obligations	13,768	5,063	28,593	11,713
Loss on sale of oil and natural gas leases	364,039	-	269,109	-

Total operating costs and expenses	7,498,967	5,847,775	52,521,059	15,995,623

Loss from operations	(1,504,513)	(2,956,006)	(36,238,077)	(7,613,175)

Other income (expense), net:
Realized and unrealized gain (loss) on commodity derivatives	(575,318)	(134,871)	391,728	(134,871)
Interest expense (including accretion of debt discount of $1,677,931 and $101,092 for the three months ended September 30, 2012 and 2011 and $4,229,855 and $101,092 for the nine months ended September 30, 2012 and 2011)	(2,278,489)	(111,900)	(5,919,556)	(111,900)
Realized and unrealized income (expense) on warrant derivatives	(122,050)	1,294,037	(2,808,735)	1,294,037
Total other income (expense), net	(2,975,857)	1,047,266	(8,336,563)	1,047,266

Loss from continuing operations before income taxes	(4,480,370)	(1,908,740)	(44,574,640)	(6,565,909)

Income tax benefit	-	-	-	-

Loss from continuing operations	(4,480,370)	(1,908,740)	(44,574,640)	(6,565,909)

Gain (loss) from discontinued operations, net of tax	(22,265,087)	69,638	(21,533,694)	102,890

Net loss	$(26,745,457)	$(1,839,102)	$(66,108,334)	$(6,463,019)

Weighted average common shares outstanding for basic and diluted	50,921,798	37,638,531	46,305,091	34,456,657
Loss per share from continuing operations - basic and diluted	$(0.09)	$(0.05)	$(0.96)	$(0.19)
Income (loss) per share from discontinued operations - basic and diluted	$(0.44)	$0.00	$(0.47)	$0.00
	$(0.53)	$(0.05)	$(1.43)	$(0.19)

American Standard Energy Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,108,334)	$(6,463,019)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	3,956,048	2,251,704
Accretion of debt discount	4,229,855	101,092
Amortization of debt issue costs	508,268	-
Unrealized (gain) loss on commodity derivative	(392,267)	152,150
Unrealized income on warrant derivatives	(664,525)	(1,294,037)
Capitalized interest on notes	1,053,725	-
Accretion of asset retirement obligations	28,593	11,713
Loss on sale of oil and natural gas leases	22,720,827	-
Warrant modification consideration	3,473,260	-
Stock-based compensation expense	33,805,391	7,056,724
Common stock issued for services	229,000	-
Impairment of oil and natural gas properties	3,116,803	-
Accrual for stock penalties expense	-	1,980,438
Changes in operating assets and liabilities:
Oil and natural gas sales receivables	(2,574,272)	(4,520,786)
Other current assets	(56,852)	(16,891)
Accounts payable and accrued liabilities	2,833,150	1,231,663

Net cash provided by operating activities	6,158,670	490,751

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property additions	(32,611,470)	(41,777,541)
Prepaid drilling costs	(1,403,146)	-
Proceeds from sales of oil and natural gas leases	3,135,281	-
Deposit on properties with affiliate	-	(1,500,000)

Net cash used in investing activities	(30,879,335)	(43,277,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payment to Geronimo - deemed distribution	-	(10,000,000)
Proceeds from the sale of stock, net	-	46,334,474
Proceeds from stock subscription receivable	-	1,557,698
Proceeds from draws on term loan	3,857,868	12,000,000
Proceeds from Pentwater note	25,000,000	-
Payment on term loan	(2,286,403)	-
Debt issuance costs paid	(1,444,130)	(411,302)

Net cash provided by financing activities	25,127,335	49,480,870

Net increase in cash and cash equivalents	406,670	6,694,080

Cash and cash equivalents at beginning of period	733,049	519,996

Cash and cash equivalents at end of period	$1,139,719	$7,214,076

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,049,686	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and accrued liabilities for oil and natural gas properties additions	$12,214,299	$-
Reduction of liabilities assumed by acquirer for Auld Shipman divestiture	$5,982,772	$-
Reclassification of pre-paid drilling costs to oil and natural gas properties	$2,590,356	$-
Additions and revisions to asset retirement cost and related obligation	$536,676	$19,784
Issuance of Geronimo Note for purchase of oil and natural gas properties	$35,000,000	$-
Reclassification of warrants' value previously recorded as a liability	$14,634,133	$-
Discount on debt - Pentwater warrants	$6,300,515	$10,917,981
Property acquired from Geronimo for shares of common stock	$13,500,000	$2,350,050
Conversion of Geronimo Note to preferred stock with majority, affiliated shareholder	$35,778,078	$-
Stock issued for settlement of related party payables	$10,000,000	$-
Reduction of Pentwater note for Auld Shipman divestiture	$2,750,000	$-
Debt issuance costs capitalized to Pentwater note	$89,059	$-
Deemed contribution for properties acquired	$-	$1,257,000
Deemed distribution for working capital not acquired in property acquisitions	$-	$688,050
Founders shares remitted for accrued withholding tax	$-	$1,116,514
Non-Cash Deemed Dividend	$-	$(318,360)
Accrued Debt Issuance Costs	$-	$266,501

American Standard Energy Corp. and Subsidiary

Consolidated Statements of Stockholders' Equity

Nine months ended September 30, 2012

	Preferred Stock		Common Stock			Treasury Stock
	Shares	Value	Shares	Value	Additional paid-in capital	Shares	Value	Accumulated (deficit)	Total stockholders' equity
Balance at December 31, 2011	-	$-	40,178,060	$40,178	$75,504,243	206,693	$(1,116,514)	$(15,477,049)	$58,950,858

Cashless exercise of warrants	-	-	1,325,986	1,326	(1,326)	-	-	-	-
Shares issued in March 2012 for acquisition of properties from Geronimo recorded at fair value	-	-	5,000,000	5,000	13,495,000	-	-	-	13,500,000
Series A preferred stock issued with Geronimo Note conversion	35,400	35	-	-	35,778,043	-	-	-	35,778,078
Stock issued for settlement of related party payables	-	-	4,444,445	4,444	9,995,556	-	-	-	10,000,000
Issuance of Restricted Stock	-	-	80,000	80	194,320	-	-	-	194,400
Issued shares for consulting services	-	-	100,000	100	228,900	-	-	-	229,000
Reclassification of warrants' value previously recorded as a liability	-	-	-	-	14,634,133	-	-	-	14,634,133
Modification consideration (Series C warrants)	-	-	-	-	2,373,260	-	-	-	2,373,260
Assigned value of warrants issued with Pentwater note	-	-	-	-	6,300,515	-	-	-	6,300,515
Stock-based compensation expense	-	-	-	-	33,610,991	-	-	-	33,610,991
Net loss	-	-	-	-	-	-	-	(66,108,334)	(66,108,334)
Balance at September 30, 2012	35,400	$35	51,128,491	$51,128	$192,113,635	206,693	$(1,116,514)	$(81,585,383)	$109,462,901

American Standard Energy Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012 (Unaudited)

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

A history of the Company’s property acquisitions from the XOG Group accounted for as a transaction under common control through September 30, 2012 is as follows:

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

In addition to the above, see Note J for recent acquisitions from XOG Group accounted for at fair value. Also see Note K for recent dispositions and discontinued operations.

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

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

Oil and Gas Sales Receivable

Through the Company’s ownership of leasehold interests, oil and natural gas production is sold to purchasers generally on an unsecured basis. Allowances for doubtful accounts are determined based on management's assessment of the creditworthiness. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts will be generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. Management concluded that no allowance for doubtful accounts was necessary at September 30, 2012 and December 31, 2011. Management believes that the lack of allowance for doubtful accounts is adequate; however, actual write-offs may exceed the recorded allowance.

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

Costs of significant nonproducing properties, wells in the process of being drilled and development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined. These unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling plans, the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. Amounts capitalized to oil and natural gas properties excluded from depletion at September 30, 2012 and December 31, 2011 were $84,113,885 and $25,212,635, respectively. During the three and nine months ended September 30, 2012, the Company recorded $691,487 and $894,179 impairment of unproved properties, respectively. No impairment of unproved properties was recorded for the three and nine months ended September 30, 2011.

Management of the Company reviews its oil and natural gas properties for impairment by amortization base or by individual well for those wells not constituting part of an amortization base whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value (discounted future cash flows) of the properties is recognized at that time. Estimating future cash flows involves the use of judgments, including estimation of the proved and unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. During the three and nine months ended September 30, 2012 the Company recorded a $2,107,403 and $2,222,624 impairment of proved properties, respectively. No impairment of proved properties was recorded for the three and nine months ended September 30, 2011.

Interest from external borrowings is capitalized on major projects until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets in the same manner as the underlying assets. Capitalized interest reduces net interest expense in the consolidated statements of operations. We capitalized interest costs primarily related to wells in development of $541,038 and $1,892,497 for the three and nine months ended September 30, 2012. No interest was capitalized for the three and nine months ended September 30, 2011.

Environmental

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. As of September 30, 2012, the Company had no environmental liabilities.

Oil and Natural Gas Sales and Imbalances

Oil and natural gas revenues are recorded at the time of delivery of such products to pipelines for the account of the purchaser or at the time of physical transfer of such products to the purchaser. The Company follows the sales method of accounting for oil and natural gas sales, recognizing revenues based on the Company's share of actual proceeds from the oil and natural gas sold to purchasers. Oil and natural gas imbalances are generated on properties for which two or more owners have the right to take production "in-kind" and in doing so take more or less than their respective entitled percentage. The Company did not have any oil and natural gas imbalances as of September 30, 2012 and December 31, 2011.

Debt Issuance Costs

In September 2011, the Company entered into a $300 million credit facility with Macquarie Bank Limited (“Macquarie”). In February 2012, the Company entered into a $20 million convertible note (“Pentwater Note”) with Pentwater Equity Opportunities Master Fund Ltd. and PWCM Master Fund Ltd. (collectively, “Pentwater”). On July 23, 2012, the Company amended and increased the Pentwater Note to $25 million. The Company incurred costs related to these facilities that were capitalized on the Consolidated Balance Sheet as “Debt Issuance Costs”. Included in the Debt Issuance Costs are direct costs paid to third parties for broker fees and legal fees. The total amount capitalized for Debt Issuance Costs is $2,322,548 at September 30, 2012 for the combined Macquarie and Pentwater debt issuances. The capitalized costs will be amortized over the term of the facility using the effective interest rate method. The amortization for the three months ended September 30, 2012 and 2011 was $198,960 and $6,276, respectively. The amortization for the nine months ended September 30, 2012 and 2011 was $508,268 and $6,276, respectively.

Warrant Derivative Liabilities

Warrants that contain “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative indexed to the Company’s own stock under Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 815, are measured at fair value and liability-classified under ASC 815, Derivatives and Hedging. Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The fair value of these warrants is determined using a Monte Carlo Simulation Analysis and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.

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

Stock-Based Compensation

The Company accounts for stock-based compensation at fair value. Stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the consolidated statements of operations  pro ratably over the employee’s or non-employee’s requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is generally determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of the Company’s common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the nine months ended September 30, 2012 and 2011. The Company provides compensation benefits to employees and non-employee directors under share-based payment arrangements, including various employee stock option plans. See Note C for further discussion of the Company’s stock-based compensation plans.

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

Weighted-average number of shares for the three and nine months ended September 30, 2011 was computed on a pro forma basis as if the 883,607 common shares issued to the XOG Group in connection with the Company’s acquisition of the Acquired Properties during 2011, and the 285,716 shares purchased by Randall Capps in the February 2011 private placement were issued and outstanding for all periods presented.  As of September 30, 2012, 10,100,760 stock options and 15,259,275 shares of common stock underlying warrants were excluded from the calculation due to being anti-dilutive. As of September 30, 2011, 2,194,621 stock options and 4,049,464 shares of common stock underlying warrants were excluded from the calculation due to being anti-dilutive.

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

Note C.  Stockholders' Equity

Founders Stock

On April 16, 2011, 548,655 shares of founder’s stock issued to management vested.  The Company estimated that $1,338,308 in federal and state withholding taxes is due related to this vesting and was recorded as an accrued liability on the accompanying balance sheet as of December 31, 2011.  The holders of these shares have remitted to the Company 206,693 shares of the Company’s common stock valued with a market price of $5.40 per share when remitted to cover the withholding requirements.  The stock remittance is included in the accompanying statement of stockholders’ equity as treasury stock at September 30, 2012 and December 31, 2011.

On February 13, 2012, the Board of Directors of the Company approved the immediate vesting of a total of 1,568,877 restricted shares of the Company’s common stock previously issued to the Chief Executive Officer, President and Chief Financial Officer as founders stock which were to vest in equal portions annually through April 16, 2014. The Company recorded compensation expense for these shares of $1,797,993 for the nine months ended September 30, 2012 and $591,269 for the nine months ended September 30, 2011. For the three months ended September 30, 2012 and 2011, the Company recorded $0 and $188,144 in compensation expense, respectively.

The Company evaluated the taxable amount due and paid $558,256 to the Internal Revenue Service in April 2012.  In addition, in accordance with the founder’s stock agreements for each of the officers, the Company is required to reimburse a portion of these withholding taxes to the officers.  Based upon the agreements, the Company estimates that it will be required to reimburse a total of $3,135,413 to these officers by December 31, 2012.  Of this amount, $0 and $1,797,105 is included in general and administrative expenses for the three and nine months ended September 30, 2012 and $2,482,452 in accrued compensation due to officers as of September 30, 2012.

Restricted Stock

As part of a comprehensive review of compensation, compensation expense, and shareholder dilution, the Board of Directors granted 20,000 shares of restricted common stock to each of our three executive officers and one of our employees on March 30, 2012. The restricted stock was valued on the date of grant at $2.43 per share and recorded as stock-based compensation expense of $0 and $194,400 for the three and nine months ended September 30, 2012.

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

In connection with the February 1, 2011 and March 31, 2011 private placement offerings, the Company granted to the investors registration rights pursuant to Registration Rights Agreements, dated February 1, 2011 and March 31, 2011, in which the Company agreed to register all of the related private placement common shares and shares of common stock underlying the warrants within thirty (30) calendar days after February 1, 2011 and March 31, 2011, and use its best efforts to have the registration statement declared effective within one hundred twenty (120) calendar days of the applicable filing date.  Upon the Company’s failure to comply with the terms of the Registration Rights Agreement and certain other conditions, the Company was required to pay to each investor an amount in common stock equal to one percent (1%) per month of the aggregate purchase price paid by such investor, up to 6% of the aggregate stock purchase price.  As the Company did not register the shares within thirty calendar days of February 1, 2011 and March 31, 2011, the Company was required to pay in common stock 1% of the aggregate purchase price per month. Shares distributed were calculated based on the price of issuance of $3.50 per share for the February 1, 2011 private placement offering and $5.75 per share for the March 31, 2011 placement.  In November 2011, the Company remitted 459,074 additional shares, calculated by dividing the respective cash value of each private placements penalty by the respective unit price under which each private placement was funded. For the year ended December 31, 2011, the Company recognized $2,019,943 of delinquent registration penalties, of which $1,980,438 was recorded in the nine months ended September 30, 2011 and $572,366 for the three months ended September 30, 2011. No additional penalties were incurred and no additional expense was recognized during the three and nine months ended September 30, 2012.

Deferred Compensation Program

On April 15, 2010, the Nevada ASEC’s Board of Directors approved the 2010 Deferred Compensation Program which was ratified by the Company on August 29, 2011. Under this plan, the President and CEO are entitled to receive a one-time retainer fee consisting of options to purchase common stock in lieu of salary through December 31, 2010. The total number of shares underlying options granted under the plan was 1,600,000 in lieu of salary through December 31, 2010. The exercise price of the options was $1.50 and the options were to vest over 26.5 months.  These options have a ten-year life and had a grant date fair value of $1.09 per share. On March 30, 2012 the vesting on all remaining deferred compensation was accelerated and fully-vested at that date. For the three months ended September 30, 2012 and 2011, the Company recorded non-cash stock compensation expense of $0 and $197,434, respectively. For the nine months ended September 30, 2012 and 2011, the Company recorded non-cash stock compensation expense of $394,868 and $592,302, respectively, related to the amortization of the fair value of these options which is included in general and administrative expenses.

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

The Company recorded non-cash stock-based compensation expense of $0 and $2,511,503 for the three months ended September 30, 2012 and 2011. For the nine months ended September 30, 2012 and 2011, the Company recorded non-cash stock-based compensation expense of $31,418,129 and $5,873,153, respectively, related to other share based compensation which is included in general and administrative expenses.

The following table summarizes the stock options available and outstanding as of September 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Prior Outstanding as-of December 31, 2011	10,745,000	$5.67	8.48	$2,788,000

Grants:	1,755,760	$2.43	10.00	$-

Exercises:	-	-

Forfeitures:	(2,400,000)	$7.51

Expirations:	-	-

Total Outstanding as-of September 30, 2012	10,100,760	$2.13	8.70	$-

Total Exercisable as-of September 30, 2012	10,095,760	$2.13	8.70	$-

Total Unvested as-of September 30, 2012	5,000	$2.13	8.70	$-

Total Vested as-of September 30, 2012	10,095,760	$2.13	8.70	$-

Black-Scholes option valuation method and the assumptions noted in the following table for the nine months ended September 30, 2012.  Expected volatilities are based on implied volatilities from the historical volatility of companies similar to the Company.  The expected term of the options granted used in the Black-Scholes model represent the period of time that options granted are expected to be outstanding.  The Company utilizes the simplified method for calculating the expected life of its options as the Company does not have sufficient historical data to provide a basis upon which to estimate the term.

	Range	Weighted Average

Volatility:	77%	77%

Risk-Free Interest Rate:	0.88% - 1.01%	0.94%

Expected Term (years):	4.34 - 5.00	4.51

Dividend Rate:	0.00%	0.00%

Fair Value Per Share on Grant Date:	$1.36 - $1.44	$1.38

The fair value of option grants during the nine months ended September 30, 2012 was $585,899.

Series A Cumulative Convertible Preferred Stock

On June 30, 2012, the Company entered into an Exchange Agreement with Geronimo pursuant to which the Company agreed to issue 35,400 shares (the “Geronimo Shares”) of the Company’s newly created Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) to Geronimo having the rights and preferences set forth in a Certificate of Designation in exchange for the cancelation of the Geronimo Note.

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

The Credit Agreement provides to the Borrower a revolving credit facility in an amount not to exceed $100 million and a term loan facility in an amount not to exceed $200 million. The rate is equal to (i) the lesser of (A) Prime Rate plus the Applicable Margin and (B) the Highest Lawful Rate or (ii) the lesser of (A) the LIBOR Rate plus the Applicable Margin, and (B) the Highest Lawful Rate, as selected by the Borrower, plus a margin of 2.75% to 3.25% per annum (2.75% at September 30, 2012), based on the borrowing base utilization, and the interest rate on term loans is 30, 60 or 90 day LIBOR, as selected by the Borrower, plus a margin of 7.50%. The maturity date of the revolving credit facility is September 21, 2015 and the maturity date of the term loan facility is September 21, 2014.  As part of the Credit Agreement, the Borrower is required to comply with the financial covenants set forth in the Credit Agreement, including an interest coverage ratio, a current ratio, and a debt coverage ratio, as of the end of each calendar quarter. The Company failed to comply with the current ratio covenant and incurred general and administrative expenses in excess of the limit contained in the Credit Agreement, in each case for the calendar quarter ended September 30, 2012. The covenant violations were waived by Macquarie on November 13, 2012.

The initial borrowing base and amount drawn on the revolving credit facility was $12 million.  The debt was initially recorded net of a debt discount of $10,917,981 related to warrants issued to the lenders as disclosed below.  The debt discount will be amortized over the term of the credit facility. The outstanding amount on the revolving credit facility at September 30, 2012 was $13.1 million.  The borrowing base is re-determined semiannually based on the reserve reports by category, oil and natural gas future sales prices as determined by Macquarie, and amount of expenses necessary to produce the oil and natural gas.

The table below reflects the breakdown of the components of the revolving credit facility at September 30, 2012:

Cash proceeds from revolver	$13,100,000
Net cash proceeds from term loan	6,741,352
Total net cash proceeds	$19,841,352
Discount on debt	(10,917,981)
Accretion of debt discount	3,149,335
Net revolving facility and term loan	$12,072,706

The term loan draws are subject to approval by Macquarie on a case by case basis. Each drilling program is submitted for approval and Macquarie may approve the program in its reasonable discretion. After Macquarie approves a program, the lenders are obligated to advance funds for development, subject to the satisfaction of the conditions precedent to advances set forth in the Credit Agreement. Alternatively, the Company may elect to submit successfully completed wells to the bank for review and obtain advances of funds under the term loan. The outstanding balance on the term loan was $6,741,352 at September 30, 2012. Beginning on March 21, 2013, the Company will begin making monthly payments to amortize the term loan, each payment equal to the total outstanding term loan balance on that date divided by 18. Based on the outstanding balance of the term loan on September 30, 2012, the Company expects to pay $3,370,676 in each of the years 2013 and 2014.

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

The borrowings under the Purchase Agreement were originally evidenced by a $20 million secured convertible promissory note (the “Pentwater Note”), convertible into shares of the Company’s common stock at a conversion price of $9.00 per share and five-year warrants to purchase 3,333,333 shares of common stock at a per share cash exercise price of $2.50. The Warrants are also subject to a mandatory exercise at the Company’s option with respect to (i) 50% of the number of shares underlying the Warrants if the closing sale price of the common stock is equal to or greater than $5.00 per share for twenty consecutive trading days and (ii) 50% of the number of Warrant Shares if the closing sale price of the common stock is equal to or greater than $9.00 per share for twenty consecutive trading days.

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

On July 23, 2012 the Company and ASEN 2, entered into a First Amendment to the Purchase Agreement with Pentwater. Pursuant to the Purchase Agreement Amendment, Pentwater advanced to ASEN 2 an additional $5 million and ASEN 2 delivered an Amended and Restated Secured Convertible Promissory Note (“Amended Note”) in the amount of $25 million which is guaranteed by the Company. All other material terms of the original Note and Warrant Purchase Agreement and Secured Convertible Promissory Note dated February 9, 2012 remain unchanged and in full force and effect.

In connection with the Purchase Agreement Amendment, the Company, Pentwater and two affiliated entities of Pentwater (collectively, the “Investor”) entered into a Modification Agreement, dated July 23, 2012 which provided for (i) the amendment of certain warrants (the “Purchase Warrants”) to purchase up to 3,333,333 shares of Common Stock, at an exercise price of $2.50 per share, issued to Pentwater pursuant to the a Purchase Agreement dated February 9, 2012, to decrease the exercise price to $2.25 and to change the expiration date to June 30, 2019; (ii) the amendment of certain Series C Warrants (the “Modification Warrants”) to purchase up to 2,500,000 shares of Common Stock, at an exercise price of $3.00 per share, issued to Investor pursuant to a Modification Agreement dated February 9, 2012, to decrease the exercise price to $2.25 and to change the expiration date to June 30, 2019; and (iii) the issuance of additional warrants (the “Additional Warrants” and together with the Purchase Warrants and Modification Warrants, the “Warrants”) to Pentwater to purchase up to 833,333 shares of Common Stock (the “Additional Warrant Shares” and together with the Purchase Warrant Shares and the Modification Warrant Shares, the “Warrant Shares”), at an exercise price of $2.25 per share with an expiration date of June 30, 2019. As the Series C Warrants were consideration given pursuant to the Modification Agreement, the fair value of $410,340 of these warrants on the modification date was expensed as a component of realized and unrealized expense on warrant derivatives in the consolidated statement of operations.

On September 11, 2012, the Company, as guarantor, and ASEN 2 entered into a Second Amendment to Note and Warrant Purchase Agreement, First Amendment to Amended and Restated Secured Convertible Promissory Note and Limited Waiver (the “Second Amendment”) with Pentwater. Pursuant to the Second Amendment, the parties agreed to amend the terms of the Purchase Agreement and Pentwater Note, as amended, in exchange for a waiver by Pentwater of certain reporting covenant defaults under the Purchase Agreement.

Pursuant to the terms of the Second Amendment, the Purchase Agreement was amended such that 100% of the net cash proceeds of any disposition of assets by ASEN 2 must be used to prepay the Note and any disposition by ASEN 2 of collateral securing ASEN 2’s obligations under the Note and the Purchase Agreement must be approved by Pentwater, other than dispositions of inventory in the ordinary course of business or of obsolete or worn out assets. The Second Amendment further provided that ASEN 2 must engage operational consultants with engineering expertise within thirty days from the date of the Second Amendment. Additionally, Pentwater has the right to nominate, and the Company shall take all steps necessary to elect, two directors to the Company’s board of directors to fill the vacancies left upon the resignation of certain directors. Thereafter, Pentwater shall be entitled to propose the nomination of two directors to the Company’s board each time the members of the board of directors appointed by Pentwater are up for election; provided that, in no event shall Pentwater be entitled to nominate and elect more than two directors to the Company’s board. The Purchase Agreement was further amended to prohibit the Company from amending or proposing an amendment to the bylaws or certificate of incorporation of the Company without Pentwater’s consent. Pursuant to the terms of the Second Amendment, the principal amount of the Note was increased by $89,059. One of the Pentwater nominees was appointed on September 12, 2012.

As a condition to the effectiveness of the Second Amendment, Pentwater transferred a portion of the Note equal to $2,750,000 (the “Transferred Indebtedness”) to Antler Bar Investments LLC, an affiliate of Pentwater (“Antler Bar”). All other material terms of the Purchase Agreement and Note remain unchanged and in full force and effect.

In connection with the Second Amendment, ASEN 2 and Antler Bar entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) dated September 11, 2012. Pursuant to the Asset Purchase Agreement, ASEN 2 sold its interests in approximately 1,200 leasehold acres of the Auld Shipman project in La Salle and Frio counties, Texas (the “Auld Shipman Property”) to Antler Bar in exchange for the forgiveness of the Transferred Indebtedness and for the assumption by Antler Bar of all liabilities related to the Auld Shipman Property. See Note K for recent dispositions and discontinued operations.

The principal amount of the amended convertible note was $25 million.  The debt was recorded net of a debt discount of $6,300,515 related to warrants issued as discussed above.  The debt discount is being amortized over the term of the Pentwater Note. The outstanding amount on the Pentwater Note at September 30, 2012 was $22,339,059 with $263,396 in capitalized interest.

The table below reflects the breakdown of the components of the Pentwater Note at September 30, 2012:

Net cash proceeds from Pentwater	$22,339,059
Discount on debt	(6,300,515)
Accretion of debt discount	2,091,444
Capitalized interest	263,396
Net amount of Pentwater Note	$18,393,384

Geronimo Note. On March 5, 2012, the Company acquired leasehold working interests in approximately 72,300 net developed and undeveloped acres across the Permian Basin, the Bakken, the Eagle Ford, the Niobrara, the Eagle Bine, and the Gulf Coast (collectively, the “March 2012 Properties”) from a related party. In conjunction with this transaction, the Company entered into a $35,000,000 promissory note (the “Geronimo Note”) made by the Company in favor of Geronimo. The Geronimo Note bears an interest rate of 7% per annum, which shall be increased to 9% per annum upon an event of default, payable on the first business day of each month commencing on June 1, 2012. The Geronimo Note matures on March 21, 2016. The Company may prepay the Geronimo Note at any time without penalty. On June 30, 2012, the Company entered into an Exchange Agreement with Geronimo pursuant to which the Company issued 35,400 shares (the “Geronimo Shares”) of newly created Series A Preferred Stock to Geronimo in exchange for the cancellation of the Geronimo Note. The terms of the Purchase and Sale Agreement provided for a reduction or setoff of the principal amount of the Geronimo Note under certain conditions. Pursuant to the terms of the Exchange Agreement, in the event that the Company would have been entitled to any reduction in or setoff against the principal amount of the Geronimo Note pursuant to the terms of the Purchase Agreement, Geronimo is obligated to transfer a portion of the Geronimo Shares equal to one share of Series A Preferred Stock and any dividends accrued thereon for each $1,000 that would have resulted in a reduction in, or setoff against, the principal amount of the Geronimo Note. Therefore, as of September 30, 2012, there is no amount outstanding for the Geronimo Note. This exchange was reflected as a contribution of Capital on June 30, 2012. Holders of preferred stock shall be entitled to receive $1,000 per share in the event of a liquidation with priority over the common stock.

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

The Company's asset retirement obligation activity for the nine months ended September 30, 2012 and the year ended December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
Balance at beginning of period	$394,177	$242,632
Liabilities incurred from new wells and reduced from divestitures	536,676	94,880
Accretion expense	28,593	20,951
Revisions due to increase in well life estimates	-	35,714
Balance at end of period	$959,446	$394,177

Note F. Commodity derivatives

To mitigate a portion of the exposure to potentially adverse market changes in oil and natural gas prices and the associated impact on cash flows, the Company has entered into various derivative commodity contracts.  The Company’s derivative contracts in place include swap arrangements for oil and natural gas.  As of September 30, 2012, the Company has commodity derivative contracts in place through the fourth quarter of 2014 for a total of approximately 91,184 Bbls of anticipated crude oil production and 440,724 MMBtu of anticipated natural gas production.

The Company’s oil and natural gas derivatives are measured at fair value and are included in the accompanying balance sheets as commodity derivative assets and liabilities.  The Company derives internal valuation estimates taking into consideration the counterparties’ credit ratings, the Company’s credit rating, and the time value of money.  These valuations are then compared to the respective counterparties’ mark-to-market statements.  The pertinent factors result in an estimated exit-price that management believes provides a reasonable and consistent methodology for valuing derivative instruments.  The derivative instruments utilized by the Company are not considered by management to be complex, structured or illiquid.  The oil and natural gas derivative markets are highly active.  The fair value of oil and natural gas commodity derivative contracts was a net liability of $273,693 and $665,960 at September 30, 2012 and December 31, 2011, respectively.

The Company recognizes all gains and losses from changes in commodity derivative fair values immediately in earnings. For the three months and nine months ended September 30, 2012 and 2011, the Company had a realized gain on commodity derivatives of $99,330 and $0 and a realized loss of ($569) and $0, respectively, and an unrealized loss of ($674,648) and ($134,871) and an unrealized gain of $392,267 and loss of ($134,871) respectively, included in other income (expense).

A summary of our commodity derivatives at September 30, 2012 is as follows:

Period of time	Barrels of Oil	Weighted Average Oil Prices per Barrel	Estimated Fair Market Value
October 1, 2012 through October 31, 2014	91,184	$87.40	$(506,262)

Period of time	MMBtu of Natural Gas	Weighted Average Gas Prices per MMBtu	Estimated Fair Market Value
July 1, 2012 through September 26, 2014	440,724	$4.4	$232,569

Total fair market value			$273,693

The following table details the fair value of derivatives recorded in the accompanying balance sheets, by category:

	As of September 30, 2012
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Classification	Fair Value	Classification	Fair Value
Commodity Contracts	Current Assets	$-	Current Liabilities	$114,303
Commodity Contracts	Noncurrent Assets	-	Noncurrent Liabilities	159,390
Total commodity derivatives		$-		$273,693

Note G.    Derivative warrant instruments (liabilities) and warrants

As part of the July 15, 2011, private placement, the Company issued Series A Warrants to purchase common stock to certain accredited investors in connection with its sale of 2,260,870 share-based units for gross proceeds of approximately $13.0 million.  As of September 30, 2012, there were 1,043,478 Series A warrants with an original exercise price of $9.00 per share, subject to “down round” adjustments with a floor price of $5.00. On July 23, 2012, as a result of the Second Amendment described in Note D. Long Term Debt, the Series A Warrants to purchase common stock were adjusted to the floor price of $5.00 per share.

Because there were adjustment events, the warrants described above were not deemed to be indexed to the Company’s own stock and, therefore, did not qualify for the scope exception in ASC 815-40-15-5.  As such, the Company concluded that such warrants were deemed to be derivative instruments and were recorded as liabilities at fair value, and marked-to-market at each financial statement reporting date, pursuant to the guidance in ASC 815-10 until such time that these warrants were exercised, expire or were amended in a way that would no longer require liability accounting. Due to the elimination of the "down - round" provisions, these warrants quality for equity presentation as of the reset date.

During the three and nine months ended September 30, 2012, the fair value of the liability of the warrant derivative instruments decreased by $288,290 and $1,144,832 respectively, from the fair values of the prior period. Such changes were recorded as unrealized gains on fair value of derivative warrant instruments in the accompanying consolidated statements of operations. The fair value of these warrants is determined using a Monte Carlo Simulation Analysis and is affected by changes in inputs to that model including our stock price, expected stock volatility, the contractual term, and the risk-free interest rate.

The fair value of the derivative warrant instruments is estimated using a probability-weighted scenario analysis model with the following assumptions:

For the Nine Months
Ended September 30,
2012
Estimated market value of common stock on measurement date (1)	$1.07 - 3.00
Exercise price	$5.00 - 9.00
Expected volatility (2)	73% - 84%
Expected term (in months)	47.8 - 53.9
Risk-free rate (3)	0.43% - 0.81%
Expected dividend yields	-
Future financing event	25% - 50%

(1)	The estimated market value of the stock is measured each period-end or date of adjustment and is based on the reported public market prices.

(2)	The volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region.

(3)	The risk-free rate of return associated with the remaining term. Source: The Federal Reserve Board.

Pentwater Warrant Restructure. On February 10, 2012, the Company, Pentwater and two affiliated entities of Pentwater, (“Modification Investors”), entered into a modification agreement (the “Modification Agreement”), pursuant to which the parties agreed to amend the terms of the Series B warrants issued to the Modification Investors in the July 13, 2011 offering in which the Modification Investors invested $12 million. Pursuant to the terms of the Modification Agreement, the parties agreed to limit the dilutive effects of the Series B warrants by including a floor of $3.00 per share in the calculation of the reset provision included in the Series B Warrants. Accordingly, the aggregate number of shares of common stock underlying the Series B warrants held by the Modification Investors is 1,913,043 shares. Due to the elimination of the “down-round” provisions, these warrants qualify for equity presentation as of the modification date.

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

Activity for derivative warrant instruments during the nine months ended September 30, 2012 was as follows:

	Fair value as of December 31, 2011	Increase (decrease) in fair value of derivative liability	Reclassification to equity due to Modification	Fair value as of September 30, 2012
Derivative warrant instruments for Series A and Series B Warrants	$8,119,453	$(895,952)	$(7,223,501)	$-
Derivative warrant instruments for Macquarie warrants	7,179,205	231,427	(7,410,632)	-
	$15,298,658	$(664,525)	$(14,634,133)	$-

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

The following is a listing of the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2012:

	Level 1	Level 2	Level 3
Liabilities:
Commodity derivatives	$-	$273,693	$-

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

The following table reflects the activity for warrant derivative liabilities measured at fair value using Level 3 inputs:

	For the nine months ended	For the year ended
	September 30,	December 31,
	2012	2011
Beginning balance	$(15,298,658)	$-
Additions	-	(14,888,990)
Net decrease (increase) in liabilities	664,525	(409,668)
Transfers out of Level 3	14,634,133	-
Ending balance	$-	$(15,298,658)

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

The fair value of the warrants was calculated using the Monte Carlo simulation valuation model based on factors present at the time of closing of the private placement offering on July 15, 2011 and the credit facility on September 21, 2011 and updated for the periods ended September 30, 2012 and December 31, 2011.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis in the Company's consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

Impairments of Long-Lived Assets.  The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company reviews its oil and natural gas properties by amortization base or by individual well for those wells not constituting part of an amortization base. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value (discounted future cash flows) of the properties is recognized at that time. Estimating future cash flows involves the use of judgments, including estimation of the proved and unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs.  During the nine months ended September 30, 2012 and 2011, the Company recorded impairments of $2,222,624 and $0, respectively, related to proved properties.

Asset Retirement Obligations (“ARO”).  The initial recognition of AROs is based on fair value.  The Company estimates the fair value of AROs based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted, risk-free rate to be used; and inflation rates. See Note E for a summary of changes in ARO for the periods ended September 30, 2012 and 2011.

Acquisitions.   Acquisitions not under common control are recorded at fair value.  The Company closed acquisitions on August 22, 2011, November 1, 2011 and March 5, 2012 which were recorded at fair value as described in Note J.

Long-Term Notes Payable and Debt. The carrying amount of the long-term notes payable to Pentwater as of September 30, 2012 approximates fair value because the Company’s current borrowing rate does not materially differ from market rates for similar bank borrowings.  The long-term notes payable have only been outstanding for a short period of time and as such, the carrying value approximates fair value.  The book value of our term loan and credit facility with Macquarie approximates fair value because of its floating rate structure.  The Company has classified the long-term notes payable and credit facility as Level 2 items within the fair value hierarchy.

Note I.  Major Customers

The Company's producing oil and natural gas properties are located in Texas, New Mexico, Arkansas, Oklahoma, North Dakota, Nebraska and Wyoming.  At September 30, 2012, the Company contracts with a number of operators and notes one operator, XOG, in which revenues received by the Company were greater than 10% of the Company’s total revenues.  During the first nine months ended September 30, 2012 and 2011, revenue through XOG accounted for approximately 50% and 87%, respectively.  Although operators are not the end purchasers of oil and natural gas, the Company is of the opinion that the loss of any one purchaser other than XOG would not have a material adverse effect on the ability of the Company to sell its oil and natural gas production as such production can be sold to other purchasers.

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

On March 5, 2012, the Company acquired the March 2012 Properties in exchange for the delivery by the Company to the Sellers of $10 million in cash, less a $1.5 million cash deposit previously paid by the Company, the Geronimo Note (as discussed in Note D) made by the Company in favor of Geronimo and 5,000,000 shares of the common stock of the Company, which had a closing price of $2.70 per share on the closing date of the acquisition. The Geronimo Note was subsequently converted into Series A Preferred Stock on June 30, 2012. The March 2012 Properties were purchased pursuant to the terms of a Purchase and Sale Agreement dated as of February 24, 2012, by and among the Company, XOG and Geronimo. The effective date of this purchase was December 1, 2011. The operating results from these March 2012 Properties have been included from their acquisition on March 5, 2012.

Minimal purchase price was allocated to well bores acquired. The Company allocated virtually all value to acreage for further development, despite the fact that some acquired properties were producing from legacy development.

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the acquisition of the March 2012 Properties had occurred on January 1, 2011. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Nine Months Ended September 30,
	2012	2011
Revenues	$17,392,795	$10,815,405

Net loss (1)	$(66,874,135)	$(7,720,081)

Loss per share basic and diluted	$(1.30)	$(0.20)

Shares used in computing income (loss) per share:

Basic and diluted (2)	51,305,091	39,456,657

(1) Includes pro forma interest expense of $2,137,646.

(2) Includes pro forma shares of 5,000,000 issued for the transaction.

	Three Months Ended September 30,
	2012	2011
Revenues	$5,994,454	$4,308,459

Net loss (1)	$(26,745,457)	$(2,216,647)

Loss per share basic and diluted	$(0.53)	$(0.05)

Shares used in computing income (loss) per share:

Basic and diluted (2)	50,921,798	42,638,531

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

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenues	$2,611,777	$3,002,344

Excess direct operating expenses over revenues	$490,662	$273,937

XOG and Geronimo have piggyback registration rights with respect to up to five million shares of common stock held by XOG or Geronimo.

As further described in Note G, the Geronimo Note was exchanged for 35,400 shares of Series A Preferred Stock on June 30, 2012.

Note K.  Dispositions and Discontinued Operations

In connection with the Second Amendment as described in Note D. Long Term Debt, ASEN 2 and Antler Bar entered into an Asset Purchase Agreement dated September 11, 2012. Pursuant to the Asset Purchase Agreement, ASEN 2 sold its interests in approximately 1,200 leasehold acres of the Auld Shipman project in La Salle and Frio counties, Texas (the “Auld Shipman Property”) to Antler Bar in exchange for the forgiveness of the Transferred Indebtedness and for the assumption by Antler Bar of all liabilities related to the Auld Shipman Property. The transactions under the Second Amendment and Asset Purchase Agreement closed on September 13, 2012. The loss primarily consists of the net reduction of oil and natural gas lease properties by $31,185,684 which was offset by the assumption of liabilities in the amount of $5,982,772 and the reduction in debt of $2,750,000.

On September 21, 2012, the Company entered into a purchase and sale agreement with U.S. Energy Corp. (“U.S. Energy”) to divest interests in producing Bakken and Three Forks formation wells and approximately 400 net acres in McKenzie, Williams and Mountrail Counties, North Dakota.  The effective date of the transaction was July 1, 2012.

Under the purchase and sale agreement, U.S. Energy acquired working interests in 23 drilling units for $2.5 million with an estimated 307,000 BOE in proved reserves. As of September 21, 2012, there were 27 gross producing wells in the acreage. Of these wells, 25 were producing from the Bakken formation and 2 were producing from the Three Forks formation. All acreage was held by production at the time of sale and produced approximately 47 barrels of oil equivalent per day as of the effective date of the sale.

The following table represents the components of the Company’s discontinued operations relating to the Auld Shipman Property described above:

	Three Month Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues:
Oil & natural gas revenues	$741,790	$103,518	$2,556,337	$183,695

Operating Expenses
Oil and natural gas production costs	$555,159	$33,880	$857,011	$80,805
Depreciation, depletion and amortization	-	-	781,302	-
Loss on sale of oil and natural gas leases	22,451,718	-	22,451,718	-
	23,006,877	33,880	24,090,031	80,805

Gain (loss) from discontinued operations	$(22,265,087)	$69,638	$(21,533,694)	$102,890

Note L.  Related Party Transactions

The XOG Group.  XOG is currently contracted to operate the existing wells held by the Company in the Permian Basin region. XOG historically performed this service for Geronimo and CLW. XOG, Geronimo, CLW and Randall Capps combine as the largest shareholder in the Company and these entities are considered related parties to the Company. As a result, accounts receivable and accounts payable due from/to XOG are classified as accounts receivable and payables due from/to a related party.   For the three and nine months ended September 30, 2012, net sales through XOG were $3,834,560 and $9,481,185, respectively. For the three and nine months ended September 30, 2011, net sales through XOG were $1,744,009 and $6,583,498, respectively. Lease operating expenses were $1,445,176 and $4,703,312 for the three and nine months ended September 30, 2012, respectively, and $336,338 and $1,022,401 for the three and nine months ended September 30, 2011, respectively. Net cash paid or settled to XOG (other than in connection with acquisitions and as further described below) for the three and nine months ended September 30, 2012 was $3,226,074 and $23,367,821, respectively, of which $1,780,898 and $18,664,509 was for drilling costs, respectively. For the three and nine months ended September 30, 2011 net cash paid or settled to XOG (other than in connection with acquisitions) was $10,900,024 and $13,317,398, respectively, of which $10,563,686 and $12,294,997 was for drilling costs, respectively.

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

Note M.  Commitments and Contingencies

Employment Agreements.    At September 30, 2012, the Company’s cash contractual obligations related to its employment agreements with executive officers for each of the following three years ending December 31 are as follows:

2012	$204,500
2013	818,000
2014	272,667
Total	$1,295,167

On September 12, 2012, Robert J. Thompson resigned as a director on the Company’s board of directors and from all committees of the board. The Company and Mr. Thompson entered into a Retirement Agreement pursuant to which the parties agreed to terminate the Director Agreement entered into on May 23, 2011. Additionally, the Company agreed to provide certain retirement compensation in the amount of $100,000 which shall be payable as follows:

•       $25,000 on the Resignation Date;

•       $50,000 on January 2, 2013; and

•       $25,000 on March 31, 2013.

Additionally, the Retirement Agreement provides for a payment to Mr. Thompson of $500 per month for a six month period commencing on October 1, 2012.

Operating Leases.  The Company leases its 4,092 square-foot primary office facilities in Scottsdale, Arizona under a non-cancellable operating lease agreement, dated September 30, 2010, for a 66-month term.  The lease provided for no lease payments until February 1, 2011 and a reduced square footage charge for the first year.  The initial rental was $23.00 per square foot, beginning February 1, 2011, and increases $.50 per square foot annually thereafter.  For the nine months ended September 30, 2012 and 2011, the Company recorded lease expense of $63,514 and $65,392, respectively.

At September 30, 2012, the future minimum lease commitments under the non-cancellable operating leases for each of the following five years ending December 31 are as follows:

2012	$24,041
2013	97,356
2014	99,402
2015	101,448
Thereafter	42,625
Total	$364,872

Drilling Commitments.  At September 30, 2012, the Company had various oil and natural gas wells in multiple stages of drilling and completion of which the balance of the Company’s unpaid drilling commitments was estimated to be approximately $2,991,945.

Note N. Subsequent Events

On October 16, 2012, the Modification Investors, as defined in Note G, exercised Series B warrants for the purchase of 800,000 shares of common stock at an exercise price of $0.001 per share.

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

As of September 30, 2012, we held working interests in approximately 107,000 net acres in the Permian Basin, Bakken, Eagle Ford, Niobrara, Eagle Bine and Gulf Coast regions. These working interests grant us the right as the lessee of the property to explore for, develop and produce oil, natural gas and other minerals, while bearing our portion of related exploration, development and operating costs.

Recent Events

On July 23, 2012, the Company, as guarantor, and ASEN 2 entered into a First Amendment to Note and Warrant Purchase Agreement (the “Purchase Agreement Amendment”) with Pentwater Equity Opportunities Master Fund Ltd. and PWCM Master Fund Ltd. (collectively, “Pentwater”). Pursuant to the Purchase Agreement Amendment, Pentwater advanced to ASEN 2 an additional $5 million and ASEN 2 delivered an Amended and Restated Secured Convertible Promissory Note in the amount of $25 million which is guaranteed by the Company. All other material terms of the original Note and Warrant Purchase Agreement and Secured Convertible Promissory Note dated February 9, 2012 remain unchanged and in full force and effect.

In connection with the Purchase Agreement Amendment, the Company, Pentwater and two affiliated entities of Pentwater (collectively, the “Investor”) entered into a Modification Agreement, dated July 23, 2012 which provided for (i) the amendment of certain warrants to purchase up to 3,333,333 shares of Common Stock, at an exercise price of $2.50 per share, issued to Pentwater pursuant to the Purchase Agreement dated February 9, 2012, to decrease the exercise price to $2.25 and to change the expiration date to June 30, 2019; (ii) the amendment of certain warrants to purchase up to 2,500,000 shares of Common Stock, at an exercise price of $3.00 per share, issued to Investor pursuant to a Modification Agreement dated February 9, 2012, to decrease the exercise price to $2.25 and to change the expiration date to June 30, 2019; and (iii) the issuance of additional warrants to Pentwater to purchase up to 833,333 shares of Common Stock, at an exercise price of $2.25 per share with an expiration date of June 30, 2019.

On September 11, 2012, the Company, as guarantor, and ASEN 2 entered into a Second Amendment to Note and Warrant Purchase Agreement, First Amendment to Amended and Restated Secured Convertible Promissory Note and Limited Waiver (the “Second Amendment”) with Pentwater. Pursuant to the Second Amendment, the parties agreed to amend the terms of the Purchase Agreement and Pentwater Note, as amended, in exchange for a waiver by Pentwater of certain reporting covenant defaults under the Purchase Agreement.

Pursuant to the terms of the Second Amendment, the Purchase Agreement was amended such that 100% of the net cash proceeds of any disposition of assets by ASEN 2 must be used to prepay the Note and any disposition by ASEN 2 of collateral securing ASEN 2’s obligations under the Note and the Purchase Agreement must be approved by Pentwater, other than dispositions of inventory in the ordinary course of business or of obsolete or worn out assets. The Second Amendment further provides that ASEN 2 must engage operational consultants with engineering expertise within thirty days from the date of the Second Amendment. Additionally, Pentwater shall have the right to nominate, and the Company shall take all steps necessary to elect, two directors to the Company’s board of directors to fill the vacancies left upon the resignation of certain directors. Thereafter, Pentwater shall be entitled to propose the nomination of two directors to the Company’s board each time the members of the board of directors appointed by Pentwater are up for election; provided that, in no event shall Pentwater be entitled to nominate and elect more than two directors to the Company’s board. The Purchase Agreement was further amended to prohibit the Company from amending or proposing an amendment to the bylaws or certificate of incorporation of the Company without Pentwater’s consent. Pursuant to the terms of the Second Amendment, the principal amount of the Note was increased by $89,059. As a condition to the effectiveness of the Second Amendment, Pentwater transferred a portion of the Note equal to $2,750,000 (the “Transferred Indebtedness”) to Antler Bar Investments LLC, an affiliate of Pentwater (“Antler Bar”). All other material terms of the Purchase Agreement and Note remain unchanged and in full force and effect.

In connection with the Second Amendment, ASEN 2 and Antler Bar entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) dated September 11, 2012. Pursuant to the Asset Purchase Agreement, ASEN 2 sold its interests in approximately 1,200 leasehold acres of the Auld Shipman project in La Salle and Frio counties, Texas (the “Auld Shipman Property”) to Antler Bar in exchange for the forgiveness of the Transferred Indebtedness and for the assumption by Antler Bar of all liabilities related to the Auld Shipman Property.

The transactions under the Second Amendment and Asset Purchase Agreement closed on September 13, 2012.

On September 12, 2012, Robert J. Thompson, James R. Leeton, Jr. and Scott David (the “Resigning Directors”) resigned as directors on the Company’s board of directors and from all committees of the board. Scott David will be retained as an advisor to the board of directors. The Company and Mr. Thompson entered into a Retirement Agreement pursuant to which the parties agreed to terminate the Director Agreement entered into on May 23, 2011. Additionally, the Company agreed to provide certain retirement compensation in the amount of $100,000 which shall be payable as follows:

•	$25,000 on the Resignation Date;
•	$50,000 on January 2, 2013; and
•	$25,000 on March 31, 2013.

Additionally, the Retirement Agreement provides for a payment to Mr. Thompson of $500 per month for a six month period commencing on October 1, 2012.

On September 12, 2012, the Company’s board of directors appointed Wayne Squires as a director and chairman of the board of directors to fill one of the vacancies left by the Resigning Directors.

Results of operations

Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition. The following table shows selected operating data for each of the three and nine months ended September 30, 2012 and 2011.

	Three Month Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Production volumes:
Oil (Bbls)	62,465	19,758	170,495	70,469
Natural Gas (Mcf)	144,129	178,413	458,731	409,297
BOE (1)	86,486	49,494	246,950	138,685
BOE per day	940	544	901	508

Sales Prices
Oil (per Bbl)	$90.57	$104.99	$85.29	$87.92
Natural Gas (per Mcf)	$2.34	$4.58	$3.80	$5.34
BOE Price	$69.31	$58.43	$65.94	$60.44

Operating Revenues
Oil	$5,657,601	$2,074,468	$14,541,826	$6,195,982
Natural Gas	336,853	817,301	1,741,156	2,186,466
	$5,994,454	$2,891,769	$16,282,982	$8,382,448

Operating Expenses
Oil and natural gas production costs	$2,090,306	$629,487	$6,601,439	$1,679,113
General and administrative	944,141	4,533,808	39,330,369	12,053,093
Impairment of oil and natural gas properties	2,798,890	-	3,116,803	-
Depreciation, depletion and amortization	1,287,823	679,417	3,174,746	2,251,704
Accretion of discount on asset retirement obligations	13,768	5,063	28,593	11,713
Loss on sale of oil and natural gas leases	364,039	-	269,109	-
	7,498,967	5,847,775	52,521,059	15,995,623

Loss from continuing operations	$(1,504,513)	$(2,956,006)	$(36,238,077)	$(7,613,175)

(1) A BOE mean one barrel of oil equivalent using the ratio of 6 Mcf of gas to one barrel of oil.

Results of operations

For the Three Months Ended September 30, 2012 and 2011

Our oil and natural gas revenues and production product mix are displayed in the following table for the current and comparable quarters.

	Revenues		Production
	2012	2011	2012	2011
Oil	94%	72%	72%	40%
Natural Gas	6%	28%	28%	60%
Total	100%	100%	100%	100%

The following table shows our production volumes, product sales prices and operating revenue for the indicated periods.

	Three Months Ended
	September 30,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Production volumes:
Oil (Bbls)	62,465	19,758	42,707	216%
Natural Gas (Mcf)	144,129	178,413	(34,284)	-19%
BOE (1)	86,486	49,494	36,993	75%
BOE per day	940	538	402	75%

Sales Prices
Oil (per Bbl)	$90.57	$104.99	$(14.42)	-14%
Natural Gas (per Mcf)	$2.34	$4.58	$(2.24)	-49%
BOE Price	$69.31	$58.43	$10.88	19%

Operating Revenues
Oil	$5,657,601	$2,074,468	$3,583,133	173%
Natural Gas	336,853	817,301	(480,448)	-59%
	$5,994,454	$2,891,769	$3,102,685	107%

Oil revenues

The Company’s oil revenues were $5,657,601 for the three months ended September 30, 2012, an increase of $3,583,133 (173%) from $2,074,468 for the three months ended September 30, 2011. This increase was due primarily to higher production related to acquired wells and new well development of $4,483,959. The increase in production was offset by a decrease in the average price per barrel during the period reducing revenue by $900,826.

Natural gas revenues

The Company’s natural gas revenues were $336,853 for the three months ended September 30, 2012, a decrease of $480,448 (-59%) from $817,301 for the three months ended September 30, 2011. This decrease was primarily caused by lower natural gas prices during the period reducing revenue by $323,394. The decrease was also attributed to lower volumes of natural gas sold as well as the divestiture of wells in 2012 that accounted for a decrease of approximately $157,054.

	Three Months Ended September 30,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Operating Expenses
Oil and natural gas production costs	$2,090,306	$629,487	$1,460,819	232%
General and administrative	944,141	4,533,808	(3,589,667)	-79%
Impairment of oil and natural gas properties	2,798,890	-	2,798,890	0%
Depreciation, depletion and amortization	1,287,823	679,417	608,406	90%
Accretion of discount on asset retirement obligations	13,768	5,063	8,705	172%
Loss on sale of oil and natural gas leases	364,039	-	364,039	0%
	$7,498,967	$5,847,775	$1,651,192	28%

Loss from operations	$(1,504,513)	$(2,956,006)	$1,451,493	49%

Oil and natural gas production expenses.     Production expenses for the three months ended September 30, 2012 increased $1,460,819 (232%) to $2,090,306, compared to $629,487 for the three months ended September 30, 2011. The increase in lease operating expenses was primarily due to expenses of $759,628 related to new wells acquired in March of 2012, the increase was also due to the addition and development of a number of other new wells over the year and rework on several wells in the Permian.

General and administrative expenses.     General and administrative (“G&A”) expenses were $944,141 for the three months ended September 30, 2012, a decrease of $3,589,667 (79%) from $4,533,808 for the three months ended September 30, 2011. The primary factor for the decrease in G&A expenses was the absence of non-cash stock compensation expense in third quarter of 2012 compared to $3,119,298 non-cash stock compensation expense over the same period of 2011. Also contributing to the decrease was a reduction of $489,456 in professional fees from the third quarter 2011 to the third quarter 2012, most of which related to transactional expenses.

Impairment of oil and natural gas properties. Impairment expense for the three months ended September 30, 2012 was $2,798,890 compared to $0 for September 30, 2011. The Company impaired approximately $691,487 related to its unproved properties in 2012. The impairment consisted of several expired leases and an estimate of leases where expiration is probable in the foreseeable future. In addition to the unproved property impairment, the Company impaired $2,107,403 of its proved properties as the carrying value of the properties was higher than the estimated fair value at September 30, 2012.

Depreciation, depletion and amortization expense.     Depreciation, depletion and amortization expense of proved oil and natural gas properties was $1,287,823 for the three months ended September 30, 2012, an increase of $608,406 (90%) from $679,417 for the three months ended September 30, 2011. The increase in depletion expense was primarily due to an increase in production volumes of producing properties and development wells coming into production.

Other income (expense), net.  Other income (expense) was ($2,975,857) for the three months ended September 30, 2012 and $1,047,266 for the three months ended September 30, 2011. The decrease was primarily due to accretion of the debt discount of ($1,677,931) and interest expense of ($600,558) incurred in the three months ended September 30, 2012. Also contributing to the decrease, the Company recorded ($575,318) in net realized and unrealized loss on the commodity derivatives.  The decrease also included a net unrealized loss of ($122,050) consisting of a decrease in marking the warrant derivatives to market. The gain for the three months ended September 30, 2011 was related to an unrealized income from warrant derivatives of $1,294,037 offset by an unrealized loss on commodity derivatives of ($134,871) and interest expense of ($111,900).

Income tax provision.     Prior to their acquisition by the Company, Nevada ASEC and the Acquired Properties, respectively, were part of pass-through entities for taxation purposes.  As a result, the historical financial statements of Nevada ASEC, ASEN 2 and the Acquired Properties do not present any tax expenses, liabilities or assets until their acquisition by the Company.  Tax provisions subsequent to such dates are fully incorporated and presented in the accompanying consolidated financial statements.  However, the income tax provision for the three months ended September 30, 2012 and 2011, was $0 due to a related valuation allowance.

For the Nine Months Ended September 30, 2012 and 2011

Our oil and natural gas revenues and production product mix are displayed in the following table for the Current Period Nine Months Ended September 30 and Comparable Period.

	Revenues		Production
	2012	2011	2012	2011
Oil	89%	74%	69%	51%
Natural Gas	11%	26%	31%	49%
Total	100%	100%	100%	100%

The following table shows our production volumes, product sales prices and operating revenue for the indicated periods.

	Nine Months Ended			%
	September 30,		Increase	Increase
	2012	2011	(Decrease)	(Decrease)
Production volumes:
Oil (Bbls)	170,495	70,469	100,026	142%
Natural Gas (Mcf)	458,731	409,297	49,434	12%
BOE (1)	246,950	138,685	108,265	78%
BOE per day	901	508	393	77%

Sales Prices
Oil (per Bbl)	$85.29	$87.92	$(2.63)	-3%
Natural Gas (per Mcf)	$3.80	$5.34	$(1.55)	-29%
BOE Price	$65.94	$60.44	$5.49	9%

Operating Revenues
Oil	$14,541,826	$6,195,982	$8,345,844	135%
Natural Gas	1,741,156	2,186,466	(445,310)	-20%
	$16,282,982	$8,382,448	$7,900,534	94%

Oil revenues.    The Company’s oil revenues were $14,541,826 for the nine months ended September 30, 2012, an increase of $8,345,844 (135%) from $6,195,982 for the nine months ended September 30, 2011. Lower average oil prices decreased revenues approximately $448,935, while increased production increased revenues by approximately $8,794,779. The increase in production volumes was due primarily to acquired wells and new well development primarily in the Bakken and Permian Basin.

Natural gas revenues.      The Company’s natural gas revenues were $1,741,156 for the nine months ended September 30, 2012, a decrease of $445,310 (20%) from $2,186,466 for the nine months ended September 30, 2011. An increase due to gas production of $264,077 from new well development and wells acquired in the first nine months of 2012 was offset by the impact of price declines of approximately $709,387.

				%
	Nine Months Ended September 30,		Increase	Increase
	2012	2011	(Decrease)	(Decrease)
Operating Expenses
Oil and natural gas production costs	$6,601,439	$1,679,113	$4,922,326	293%
General and administrative	39,330,369	12,053,093	27,277,276	226%
Impairment of oil and natural gas properties	3,116,803	-	3,116,803	0%
Depreciation, depletion and amortization	3,174,746	2,251,704	923,042	41%
Accretion of discount on asset retirement obligations	28,593	11,713	16,880	144%
Loss on sale of oil and natural gas leases	269,109	-	269,109	0%
	$52,521,059	$15,995,623	$36,525,436	228%

Loss from operations	$(36,238,077)	$(7,613,175)	$(28,624,902)	376%

Oil and natural gas production expenses. Production expenses for the nine months ended September 30, 2012 increased $4,922,326 to $6,601,439, compared to $1,679,113 for the nine months ended September 30, 2011. The increase is due primarily to $2,979,982 in expenses related to new wells acquired in March 2012. The increase was also due to the addition and development of a number of other new wells over the year and rework on several wells in the Permian.

General and administrative expenses.     General and administrative (“G&A”) expenses were $39,330,369 for the nine months ended September 30, 2012, an increase of $27,277,276 from $12,053,093 for the nine months ended September 30, 2011. The primary factor for the increase in G&A expenses was an increase in non-cash stock based compensation expense of $33,805,391 for the nine months ended September 30, 2012, compared to $7,056,724 for the nine months ended September 30, 2011. Additionally $2,355,361 of withholding tax expense was recognized from the vesting of Founders Stock referred to in Note C. The increase was offset by lower G&A expense due to no penalties accruing related to registration obligations which was $1,980,438 for the 2011 period and slightly lower legal and engineering expenses for the comparative periods.

Impairment of oil and natural gas properties. Impairment expense for the nine months ended September 30, 2012 was $3,116,803 compared to $0 for September 30, 2011. The Company impaired approximately $894,179 related to its unproved properties in 2012. The impairment consisted of several expired leases and an estimate of leases where expiration is probable in the foreseeable future. In addition to the unproved property impairment, the Company impaired $2,222,624 of its proved properties as the carrying value of the properties was higher than the estimated fair value at September 30, 2012.

Depreciation, depletion and amortization expense.     Depreciation, depletion and amortization (“DD&A”) expense of proved oil and natural gas properties was $3,174,746 for the nine months ended September 30, 2012, an increase of $923,042 (41%) from $2,251,704 for the nine months ended September 30, 2011. The increase in depletion expense was primarily due to an increase in production volumes in the Bakken and Permian Basin as a result of the addition of new wells coming into production in the first nine months of 2012.

Other income (expense), net.  Other income (expense), net was ($8,336,563) for the nine months ended September 30, 2012 and $1,047,266 for the nine months ended September 30, 2011.  The increase in expenses was due in part to a net expense of $2,808,735 consisting of an increase of $664,525 in marking the warrant derivatives to market, offset by a one-time expense relating to the modification of the warrant derivatives of $3,473,260. The Company also recorded $391,728 in net realized and unrealized gains on the commodity derivatives.  Lastly, the increase also included interest expense for accretion of the debt discount of $4,229,855 and interest expense of $1,689,701 incurred in the nine months ended September 30, 2012. The gain for the nine months ended September 30, 2011 was related to an unrealized income from warrant derivatives of $1,294,037 offset by an unrealized loss on commodity derivatives of ($134,871) and interest expense of ($111,900).

Income tax provision.     Prior to their acquisition by the Company, Nevada ASEC and the acquired properties, respectively, were part of pass-through entities for taxation purposes.  As a result, the historical financial statements of Nevada ASEC, ASEN 2 and the acquired properties do not present any tax expenses, liabilities or assets until their acquisition by the Company.  Tax provisions subsequent to such dates are fully incorporated and presented in the accompanying consolidated financial statements.  However, the income tax provision for the nine months ended September 30, 2012 and 2011 were $0 due to net operating losses and a related valuation allowance.

Capital Commitments, Capital Resources and Liquidity

Capital commitments. Our primary needs for cash are (i) to fund our share of the drilling and development costs associated with well development within our leasehold properties, (ii) the further acquisition of additional leasehold assets, and (iii), the payment of contractual obligations and working capital obligations. Funding for these cash needs will be provided by a combination of internally-generated cash flows from operations, supplemented by a combination of financing from our bank credit facility, proceeds from the disposition of assets or alternative financing sources, as discussed in “Capital resources” below.

Oil and natural gas properties.     Cash paid for oil and natural gas properties during the nine months ended September 30, 2012 and 2011 totaled $32,611,470 and $41,777,541, respectively. The costs for the nine months ended September 30, 2012 related primarily to purchases of additional acreage in March 2012 from Geronimo, as well as drilling costs in the Permian Basin, Bakken and Eagle Ford.

Our 2012 capital budget is $50 million, of which $43 million was spent in the first nine months of 2012. We expect to be able to fund our remaining 2012 capital budget partially with operating cash flows, asset monetization, utilization of our existing credit facility and the potential issuance of additional equity securities. However, the Company’s capital budget is largely discretionary, and if we experience sustained oil and natural gas prices significantly below the current levels or substantial increases in its drilling and completion costs, we may reduce our capital spending program to remain substantially within the Company’s operating cash flows.

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

Capital resources.   Our primary sources of liquidity during the first nine months of 2012 were cash flows generated from net proceeds from our debt offerings of senior, convertible and subordinated debt of $26,571,465. Our primary sources of liquidity during the first nine months of 2011 were cash flows generated from proceeds from our private placement offerings of our common stock and proceeds from stock subscription receivables from which cash net proceeds of $37,892,172 were generated as well as proceeds from subordinated debt of $12,000,000. We believe that funds from our cash flows from operations, asset monetization, and any financing under our credit facility should be sufficient to meet both our short-term working capital requirements and our 2012 capital expenditure plans.

Cash flow from operating activities.   Our net cash provided by operating activities was $6,158,670 and $490,751 for the nine months ended September 30, 2012 and 2011, respectively. The increase in operating cash flow for the nine months ended September 30, 2012 as compared to September 30, 2011 was due primarily to decreases in oil and natural gas sales receivables and other current assets as well as increases in accounts payable and accrued liabilities.

Cash flow used in investing activities.    During the nine months ended September 30, 2012 and 2011, we invested cash of $30,879,335 and $43,277,541, respectively, for additions to, and acquisitions of, oil and natural gas properties, inclusive of exploration costs. Cash flows used in investing activities were lower in 2012 due to decreased leasehold drilling activities in the Bakken Shale Formation, Eagle Ford and Permian.

Cash flow from financing activities.    Net cash provided by financing activities was $25,127,335 and $49,480,870 for the nine months ended September 30, 2012 and 2011, respectively. Financing activity was comprised primarily of net proceeds from a $20,000,000 convertible note issued in February 2012, an amendment to that note for an additional $5,000,000 in July of 2012 and proceeds from the credit facility during the nine months ended September 30, 2012.

Liquidity.    At September 30, 2012, we had cash and cash equivalents of $1,139,719. The Company had a net loss from continuing operations of $4,480,370 for the three months ended September 30, 2012 and incurred a net loss from continuing operations of $44,574,640 for the nine months ended September 30, 2012. To address these concerns we expect to use operating cash flows, asset monetization, utilization of our existing credit facility, and the potential issuance of additional equity securities to meet our cash obligations. As the Company’s capital budget is largely discretionary, and if we experience sustained oil and natural gas prices significantly below the current levels or substantial increases in its drilling and completion costs, we may reduce our capital spending program to remain substantially within the Company’s operating cash flows.

Contractual Obligations

Employment Agreements.   At September 30, 2012, our contractual obligations include employment agreements with executive officers for the remaining three months ended December 31, 2012 and the years ending December 31, 2013 through 2014 are as follows:

	2012	2013	2014
Scott Feldhacker	$76,500	$306,000	$102,000
Richard Macqueen	76,500	306,000	102,000
Scott Mahoney	51,500	206,000	68,667
Total Contractual Obligations Related to Employment Contracts	$204,500	$818,000	$272,667

Operating Leases.   We lease our 4,092 square foot primary office facilities in Scottsdale, Arizona under a non-cancellable operating lease agreement, dated September 30, 2010, for a 66-month term.  The lease provides for no lease payments until February 1, 2011 and a reduced square footage charge for the first year.  The initial rental was $23.00 per square foot, beginning February 1, 2011, and increases $0.50 per square foot annually thereafter.  For the nine months ended September 30, 2012, the Company recorded lease expense of $63,514.

At September 30, 2012, the future minimum lease commitments under the non-cancellable operating leases for the remaining three months ended December 31, 2012 and each of the following three years ending December 31 and thereafter are as follows:

2012	$24,041
2013	97,356
2014	99,402
2015	101,448
Thereafter	42,625
Total	$364,872

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

On September 11, 2012, the Company, as guarantor, and ASEN 2 entered into a Second Amendment to Note and Warrant Purchase Agreement, First Amendment to Amended and Restated Secured Convertible Promissory Note and Limited Waiver (the “Second Amendment”) with Pentwater. Pursuant to the Second Amendment, the parties agreed to amend the terms of the Purchase Agreement and Pentwater Note, as amended, in exchange for a waiver by Pentwater of certain reporting covenant defaults under the Purchase Agreement.

Pursuant to the terms of the Second Amendment, the Purchase Agreement was amended such that 100% of the net cash proceeds of any disposition of assets by ASEN 2 must be used to prepay the Note and any disposition by ASEN 2 of collateral securing ASEN 2’s obligations under the Note and the Purchase Agreement must be approved by Pentwater, other than dispositions of inventory in the ordinary course of business or of obsolete or worn out assets. The Second Amendment further provides that ASEN 2 must engage operational consultants with engineering expertise within thirty days from the date of the Second Amendment. Additionally, Pentwater shall have the right to nominate, and the Company shall take all steps necessary to elect, two directors to the Company’s board of directors to fill the vacancies left upon the resignation of certain directors. Thereafter, Pentwater shall be entitled to propose the nomination of two directors to the Company’s board each time the members of the board of directors appointed by Pentwater are up for election; provided that, in no event shall Pentwater be entitled to nominate and elect more than two directors to the Company’s board. The Purchase Agreement was further amended to prohibit the Company from amending or proposing an amendment to the bylaws or certificate of incorporation of the Company without Pentwater’s consent. Pursuant to the terms of the Second Amendment, the principal amount of the Note was increased by $89,059. As a condition to the effectiveness of the Second Amendment, Pentwater transferred a portion of the Note equal to $2,750,000 (the “Transferred Indebtedness”) to Antler Bar Investments LLC, an affiliate of Pentwater (“Antler Bar”). All other material terms of the Purchase Agreement and Note remain unchanged and in full force and effect.

In connection with the Second Amendment, ASEN 2 and Antler Bar entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) dated September 11, 2012. Pursuant to the Asset Purchase Agreement, ASEN 2 sold its interests in approximately 1,200 leasehold acres of the Auld Shipman project in La Salle and Frio counties, Texas (the “Auld Shipman Property”) to Antler Bar in exchange for the forgiveness of the Transferred Indebtedness and for the assumption by Antler Bar of all liabilities related to the Auld Shipman Property.

The transactions under the Second Amendment and Asset Purchase Agreement closed on September 13, 2012.

On September 12, 2012, Robert J. Thompson, James R. Leeton, Jr. and Scott David (the “Resigning Directors”) resigned as directors on the Company’s board of directors and from all committees of the board. Scott David will be retained as an advisor to the board of directors. The Company and Mr. Thompson entered into a Retirement Agreement pursuant to which the parties agreed to terminate the Director Agreement entered into on May 23, 2011. Additionally, the Company agreed to provide certain retirement compensation in the amount of $100,000 which shall be payable as follows:

•	$25,000 on the Resignation Date;
•	$50,000 on January 2, 2013; and
•	$25,000 on March 31, 2013.

Additionally, the Retirement Agreement provides for a payment to Mr. Thompson of $500 per month for a six month period commencing on October 1, 2012.

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

The company failed to comply with the current ratio covenant and incurred general and administrative expenses in excess of the limit contained in the Credit Agreement, in each case for the calendar quarter ended September 30, 2012. The covenant violations were waived by Macquarie on November 13, 2012.

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

The initial borrowing base and amount drawn on the revolving credit facility was $12 million.  The debt was initially recorded net of a debt discount of $10,917,981 related to warrants issued to the lenders.  The debt discount will be amortized over the term of the credit facility. The outstanding amount on the revolving credit facility at September 30, 2012 was $13.1 million.

The outstanding balance on the term loan was $6,741,352 at September 30, 2012. Beginning on March 21, 2013, the Company will begin making monthly payments to amortize the term loan, each payment equal to the total outstanding term loan balance on that date divided by 18. Based on the outstanding balance of the term loan on September 30, 2012, the Company expects to pay $3,370,676 in each of the years 2013 and 2014.

At September 30, 2012, our future contractual obligations under the Pentwater Note and Macquarie Credit facility, including interest, for the remaining three months ended December 31, 2012 and each of the following three years ending December 31 are as follows:

2012	$511,103
2013	31,268,733
2014	4,518,157
2015	13,443,875
Total	$49,741,868

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

Commodity Price Risk.   We are exposed to market risk as the prices of oil and natural gas are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of oil and natural gas we may in the future enter into commodity price risk management arrangements for a portion of our oil and natural gas production. The price we receive for our crude oil and natural gas production materially influences our revenue, profitability, access to capital and future rate of growth. Crude oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for crude oil and natural gas have been volatile, and our management believes these markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control. Our revenue during 2011 and the first nine months of 2012 generally would have increased or decreased along with any increases or decreases in crude oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling crude oil that also increase and decrease along with crude oil prices. We began entering into derivative contracts during the three month period ended September 30, 2011, to achieve a more predictable cash flow by reducing our exposure to crude oil and natural gas price volatility. We have elected not to designate any subsequent derivative contracts as accounting hedges. As such, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains or losses on derivatives are recorded in realized and unrealized gain (loss) on commodity derivatives and are included as a component of Other income (expense).

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

As of December 31, 2011 the Company identified three material weaknesses in its internal controls. We are still in the process of remediating these weaknesses and as such did not maintain effective internal control over financial reporting. The weaknesses involve (1) the inadequate controls over electronic spreadsheets used in financial reporting (2) insufficient number of accounting personnel so that processes and controls can be completed on a more timely basis and (3) inadequate controls over the recording of stock compensation awards and expenses.

(b) Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2012, management continued to implement a program to appropriately address the effectiveness of internal controls with the objective to be in compliance with Rule 13a-15(e) of the Exchange Act as follows:

Accounting Department.  The Company has hired a Senior Staff Accountant reporting to the Controller to assist with the preparation of financial reporting.

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

WE DID NOT MAINTAIN EFFECTIVE INTERNAL CONTROL OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2011.

Our auditors concluded that the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011. Additionally, our management has identified three material weaknesses in the Company’s internal controls for the as of December 31, 2011. A "material weakness" is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors. Although we have taken actions to remediate the past material weaknesses in our internal controls over financial reporting, these measures may not be sufficient to ensure that our internal controls are effective in the future. In addition, any future material weaknesses, or any failure to effectively address a material weakness or other control deficiency or implement required new or improved controls, or difficulties encountered in their implementation, could limit our ability to obtain financing, harm our reputation, disrupt our ability to process key components of our results of operations and financial position timely and accurately and cause us to fail to meet our reporting obligations under rules of the SEC. A copy of the auditor’s report and a description of the material weaknesses in our internal control over financial reporting is included in "Controls and Procedures" included in our Annual Report on Form 10-K for the year ended December 31, 2011, which is incorporated by reference herein.

OUR LEVEL OF INDEBTEDNESS MAY INCREASE AND REDUCE OUR FINANCIAL FLEXIBILITY. A SUBSTANTIAL PORTION OF OUR ASSETS SECURE OUR INDEBTEDNESS.

As of September 30, 2012, we had $13,100,000 outstanding under our revolving credit facility, $6,741,352 outstanding under our term loan facility and $0 available for future secured borrowings under our revolving credit facility. As of September 30, 2012, we also had a $25 million secured convertible promissory note issued to Pentwater. The promissory note with a principal amount of $35 million issued to Geronimo was converted into shares of Series A Preferred Stock on June 30, 2012 which accrue cumulative dividends semi-annually at a rate of 7.5% per annum. In the future, we may incur significant indebtedness in order to make future acquisitions or to develop our properties.

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

The Company was in default under the Credit Agreement for failing to comply with the Current Ratio requirement for the quarter ended December 31, 2011 and for failing to limit G&A Expenses to an amount not to exceed $700,000. Pursuant to the terms of the Credit Agreement, the Company is required to maintain a Current Ratio (the ratio of (i) Nevada ASEC’s current assets to (ii) Nevada ASEC’s current liabilities) of at least 1.00 to 1.00. The default was waived by Macquarie on March 14, 2012. Additionally the Company was in default under the Credit Agreement for failing to comply with the Current Ratio for quarter ended March 31, 2012 and for failing to pay certain debts prior to December 31, 2011. The defaults were waived by Macquarie on May 10, 2012.

Additionally, as a result of certain reporting covenant defaults under the Purchase Agreement, the Company and ASEN 2 entered into the Second Amendment and Asset Purchase Agreement, each as defined herein.

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

WE INCURRED A LOSS ON THE SALE OF OUR AULD SHIPMAN PROPERTY.  THERE CAN BE NO ASSURANCES THAT WE WILL NOT INCUR LOSSES ON FUTURE DISPOSITIONS OF PROPERTY.

On September 11, 2012, pursuant to the Asset Purchase Agreement, ASEN 2 sold its interests in approximately 1,200 leasehold acres of the Auld Shipman project in La Salle and Frio counties, Texas to Antler Bar Investments, LLC (“Antler Bar”) in exchange for the forgiveness of the certain indebtedness and for the assumption by Antler Bar Investments LLC, an affiliate of Pentwater, of all liabilities related to the Auld Shipman property.  We recognized a loss on the sale of the Auld Shipman oil and natural gas leases for the quarter ended September 30, 2012 of $22,451,718.  There can be no assurances that we will not sell additional oil and gas leases for a loss in the future, which would adversely affect our results of operations.

WE HAVE BECOME AWARE OF CERTAIN TITLE DEFECTS RELATED TO OUR LEASEHOLD PROPERTIES, AND ANY FUTURE CHALLENGES TO THE TITLE OF OUR LEASEHOLDS PROPERTIES MAY IMPACT THE COMPANY’S FINANCIAL CONDITION.

Title to oil and gas properties is often not capable of conclusive determination without incurring substantial expense. To mitigate title problems, common industry practice is to obtain a title opinion from a qualified oil and gas attorney prior to the drilling operations of a well. While the Company intends to make appropriate inquiries into the title of properties and other development rights, title defects may exist. In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the leasehold properties to which the title defects relate.

We have recently become aware of certain title defects related to approximately 2,000 gross acres of the XOG Properties acquired in March 2012 located in Maverick County in the Eagle Ford shale formation, Texas.  We are currently undertaking additional title work to determine the extent of the title defects in order to determine potential remedies.  If our property rights are reduced, our ability to conduct our exploration, development and production activities may be impaired.

FUTURE SALES OF COMMON STOCK IN THE PUBLIC MARKET, THE ISSUANCE OF COMMON STOCK OR PREFERRED STOCK, THE EXERCISE OF OUR CONVERTIBLE SECURITIES OR THE CONVERSION OF OUR CONVERTIBLE PREFERRED STOCK COULD CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS AND COULD ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

Our Certificate of Incorporation currently authorizes our board of directors to issue shares of common stock in excess of the common stock outstanding. Any additional issuances of any of our authorized but unissued shares will not require the approval of stockholders and may have the effect of further diluting the equity interest of stockholders. We may issue common stock in the future for a number of reasons, including to attract and retain key personnel, as purchase price for possible acquisitions, to lenders, investment banks, or investors in order to achieve more favorable terms from these parties and align their interests with our common equity holders, to management and/or employees to reward performance, to finance our operations and growth strategy, to adjust our ratio of debt to equity, to satisfy outstanding obligations or for other reasons. As of October 31, 2012, we had 86,757,842 shares of our common stock outstanding on a fully-diluted basis, assuming the exercise of all outstanding options, warrants and convertible notes and the conversion into common stock of all of our outstanding preferred stock. If we issue new securities, if any of the convertible securities currently outstanding are exercised or if any of the preferred stock outstanding is converted into shares of common stock, our existing stockholders may experience dilution. Future sales of the common stock, the perception that such sales could occur or the availability for future sale of shares of the common stock or securities convertible into or exercisable for our common stock could adversely affect the market prices of our common stock prevailing from time to time. The sale of shares issued upon the exercise of our derivative or convertible securities could also further dilute the holdings of our then existing stockholders. In addition, future public sales of shares of the common stock could impair our ability to raise capital by offering equity securities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 16, 2012, the Modification Investors, as defined in Note G, exercised Series B warrants for the purchase of 800,000 shares of common stock at an exercise price of $0.001 per share.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Form of Warrant issued to Pentwater, dated July 23, 2012 (1)

10.2	Form of Amended and Restated Series C Warrant issued to Investor, dated July 23, 2012 (1)

10.3	Form of Amended and Restated Warrant issued to Pentwater, dated July 23, 2012 (1)

10.4	First Amendment to Note and Warrant Purchase Agreement by and among the Company, ASEN 2, and Pentwater, dated as of July 23, 2012 (1)

10.5	Amended Secured Convertible Promissory Note issued by ASEN 2 to Pentwater, dated July 23, 2012 (1)

10.6	Modification Agreement by and among the Company, Pentwater and its affiliates, dated as of July 23, 2012 (1)

10.7	Second Amendment to Note and Warrant Purchase Agreement, First Amendment to Amended and Restated Secured Convertible Promissory Note and Limited Waiver by and among the Company, ASEN 2, and Pentwater, dated as of September 11, 2012 (2)

10.8	Asset Purchase Agreement by and between ASEN 2 and Antler Bar, dated September 11, 2012+ (2)

10.9	Retirement Agreement by and between the Company and Robert J. Thompson dated September 12, 2012 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

101 .INS	XBRL Instance Document

101 .SCH	XBRL Taxonomy Schema

101 .CAL	XBRL Taxonomy Calculation Linkbase

101 .DEF	XBRL Definition Linkbase

101 .LAB	Taxonomy Label Linkbase

101 .PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to Form 8-K filed on July 27, 2012.
(2)	Incorporated by reference to Form 8-K filed on September 17, 2012.

+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. American Standard Energy Corp. hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STANDARD ENERGY CORP.

Date: November 14, 2012	By:	/s/ Scott Feldhacker
Scott Feldhacker
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Scott Mahoney
Scott Mahoney, CFA
Chief Financial Officer
(Principal Financial Officer)

