Form 10-K/A
period 2012-12-31
American Standard Energy Corp.
filed 2014-03-06
CIK 1349976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares of common stock held by non-affiliates as of June 29, 2012, was 16,071,070 shares, all of one class of common stock, $0.001 par value per share, having an aggregate market value of approximately $25,392,291 based upon the closing price of registrant’s common stock on such date of $1.58 per share as quoted on the Over the Counter Bulletin Board. For purposes of the foregoing calculation, all directors, executive officers, and 5% beneficial owners have been deemed affiliated with the registrant.

As of August 12, 2013, there were 51,617,371 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

American Standard Energy Corp. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Form 10-K/A”) to amend and restate (i) Part I, Item 2 of its previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) on August 13, 2013 (the “Original Form 10-K”), in order to expand the disclosures prescribed by Item 1203 of Regulation S-K with respect to certain changes in Proved Undeveloped Reserves that occurred in 2012, and revise certain inconsistencies in the terminology used to describe certain of our properties, (ii) Part II, Item 9A of the Original Form 10-K in order to expand the disclosures prescribed by Item 308(a) of Regulation S-K to include a more detailed management’s report on internal control over financial reporting, and (iii) Part IV, Item 15 of the Original Form 10-K to include a narrative explanation of significant changes reflected in the table on page F-42 of the Unaudited Supplementary Information.

This Form 10-K/A is being filed solely to respond to the SEC’s comments dated January 15, 2014.

Except as noted above, this Form 10-K/A does not update or modify any disclosures in or reflect any events occurring after the filing of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K.

PART I

Unless specifically set forth to the contrary, when used in this report the terms “ASEC”, “we”, “our”, the “Company” and similar terms refer to American Standard Energy Corp., a Delaware corporation, and its wholly owned subsidiaries American Standard Energy, Corp., a Nevada corporation, and ASEN 2, Corp., a Delaware corporation.

Item 2. PROPERTIES

Proved Undeveloped Reserves

As of December 31, 2012, there were 465,551 barrels of oil and 312,937 mcf of natural gas in our proved undeveloped reserves compared to 805,669 barrels of oil and 1,171,884 mcf of natural gas as of December 31, 2011. During 2012, we divested the Auld Shipman property which decreased our proved undeveloped reserves by 284,890 barrels of oil and 712,222 mcf of natural gas. See Note M for discussion of divestiture. Also attributing to the decrease in proved undeveloped reserves were 5 leases in the Permian that were determined to be uneconomic and 5 leases that expired which accounted for 426,087 decrease in barrels of oil and 425,433 decrease in mcf of natural gas.

We converted reserves of 86,757 barrels of oil and 26,409 mcf or natural gas from proved undeveloped reserves to proved developed reserves during the year. The decreases in proved undeveloped reserves were offset by an increase of 457,610 barrels of oil and 305,117 mcf of natural gas on non-operated leases in the Bakken primarily due to increased drilling activity in the region. We do not have any proved undeveloped reserves that have remained undeveloped for 5 or more years. During 2012, we focused primarily on the acquisition of leasehold properties from the XOG Group, the participation in non-operated exploratory drilling activities in the Bakken and the initiation of a self-directed drilling program in the Permian Basin. As of December 31, 2012, much of our drilling investments in the Bakken and Permian Basin remained unproved.

The following table summarizes as of December 31, 2012, the amount of developed and undeveloped leasehold acreage expressed in both gross and net acres by geographic area and the minimum remaining terms of leases and concessions.

	Developed Acreage		Total Acreage		Undeveloped Acreage Subject to Expiration		Expiration Date Range
	Gross	Net	Gross	Net	Gross	Net
Permian	23,987	16,791	37,959	26,571	13,972	9,780	Second Quarter 2016
Eagle Ford	8,591	6,014	8,591	6,014	—	—
Niobrara	—	—	55,700	16,342	55,700	16,342	First Quarter 2019
Bakken	49,016	4,534	434,205	40,164	385,189	35,630	Range from 2013-2017
Eagle Bine	—	—	2,497	1,873	2,497	1,873	First Quarter 2014
Other	7,103	5,327	7,103	5,327	—	—

Total	88,697	32,666	546,055	96,291	457,358	63,625

Item 9A. CONTROLS AND PROCEDURES

(a) Management’s Annual Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the SEC, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified by the SEC. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our Chief Executive Officer and Chief Financial Officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act were not effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Internal controls over financial reporting is a process designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States, as well as to safeguard assets from unauthorized use or disposition.

A material weakness is defined by the SEC Rule 1-02(4) as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. In making this assessment, management used the framework criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012, due to the material weakness described below.

The Company has identified three material weaknesses in its internal controls, and as such did not maintain effective internal control over financial reporting. These weaknesses involve (1) the inadequate controls over the recording of impairment on proved properties, (2) inadequate controls over the write off of debt costs and debt discounts for payments on debt, and (3) inadequate controls over the valuation of warrants.

(b) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2012, management continued to implement a program to appropriately address the effectiveness of internal controls with the objective to be in compliance with Rule 13a-15(e) of the Exchange Act as follows:

Accounting Department. The Company has hired a Senior Accountant to assist in reviewing, monitoring, and preparing financial reports.

Accounting Software and Supporting Records. The Company completed implementing an oil and gas accounting software system in January of 2012. This system is used as the core system for all financial data and internal controls since the Company’s formation and the acquisition of oil and gas properties.

Documentation of Internal Control Systems. The Company has completed the process of documenting all internal control systems and the Company has completed the process of implementing these controls to be fully compliant with SEC Rule 1-02(4).

Changes in Internal Controls over Financial Reporting

The Company believes the steps listed above enhanced our internal control over financial reporting and reduced control deficiencies.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Reserve Quantity information pg F-40

Total proved reserves decreased by 1,105,295 BOE from 3,425,111 at December 31, 2011 to 2,319,816 BOE at December 31, 2012. The decrease in reserves of 937,061 BOE due to revisions was mainly due to pricing decreases. The increase of 837,803 from discoveries was largely due to unproven reserves in the Bakken being proved due to more drilling activity on non-operated leases throughout the year which increased our proven developed reserves as well as our proved undeveloped reserves at December 31, 2012. We completed one purchase transaction during the year from XOG in which we acquired 258,202 BOE reserves almost entirely in the Permian Basin. This acquisition is discussed in Note L for the financial statements. Sales of mineral interests in 2012 accounted for 957,037 of the BOE decrease and consisted of three dispositions; included the divestiture of the Auld Shipman property to Antler Bar which was 633,945 BOE reserves, the sale of Bakken assets to US Energy of 65,061 BOE reserves and the sale of Permian assets to Texian Oil of 258,031 BOE reserves. See Note M to the financial statements for the dispositions of properties. Production during 2012 also decreased the reserves by 307,202 BOE.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STANDARD ENERGY CORP.

March 6, 2014	By:	/s/ J. Steven Person
J. Steven Person
Chief Executive Officer (Principal Executive Officer)

March 6, 2014		/s/ Josh Haislip
Josh Haislip Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

The following documents are included as exhibits to this Form 10-K/A (Amendment No. 1).

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.